Form 10-Q
period 1996-03-31
ELEGANT ILLUSIONS INC /DE/
filed 1996-05-20
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                       Commission File Number: 33-42851-D

                             ELEGANT ILLUSIONS, INC.
        (Exact name of small business issuer as specified in its charter)


                    DELAWARE                           88-0282654
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)


                 625 Cannery Row, Suite 205, Monterey, CA 93940
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (408) 649-1814
                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                         Outstanding at March 31, 1996
    Common Stock, par value                      17,334,338 Shares
       $.001 per share

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended March 31, 1996.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1995.

     The results reflected for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                DECEMBER 31, 1995 AND MARCH 31, 1996 (UNAUDITED)


                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                December 31,           March 31,
                                                    1995                 1996
                                             ------------------   ------------------
                                                (Derived from         (Unaudited)
                                                   Audited
                                                  Financial
                                                 Statements)

                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                 $       1,699,110    $       2,656,058
    Accounts receivable                                 103,876               76,298
    Inventory                                         1,369,348            1,447,709
    Prepaid expenses                                     17,915               28,336
                                              ------------------   ------------------

        TOTAL CURRENT ASSETS                          3,190,249            4,208,401
                                              ------------------   ------------------

PROPERTY AND EQUIPMENT, NET                             751,181              762,813
                                              ------------------   ------------------

OTHER ASSETS                                             81,159               82,603
                                              ------------------   ------------------

                                              $       4,022,589    $       5,053,817
                                              ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Note payable to bank                      $         750,000    $         750,000
    Accounts payable and accrued expenses               119,982              188,167
    Income taxes payable                                                     13,200
                                              ------------------   ------------------

        TOTAL CURRENT LIABILITIES                       869,982              951,367

NOTE PAYABLE                                            100,000               80,000

DEFERRED INCOME TAXES                                    69,778               69,778
                                              ------------------   ------------------

        TOTAL LIABILITIES                             1,039,760            1,101,145
                                              ------------------   ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock - authorized  20,000,000
      shares,  $.001 par value,  issued and
      outstanding 16,728,277 and 17,334,338
      on December 31, 1995 and March 31,
      1996, respectively                                 16,728               17,334
    Additional paid-in capital                        1,828,927            2,778,321
    Retained earnings                                 1,137,174            1,157,017
                                              ------------------   ------------------

        TOTAL STOCKHOLDERS' EQUITY                    2,982,829            3,952,672
                                              ------------------   ------------------

                                              $       4,022,589    $       5,053,817
                                              ==================   ==================



                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996 (UNAUDITED)

                                                    1995                 1996
                                             ------------------   ------------------

REVENUES                                        $     1,164,442        $   1,379,614

COST OF GOODS SOLD                                      234,593              366,798
                                              ------------------   ------------------

GROSS PROFIT                                            929,849            1,012,816

SELLING, GENERAL AND ADMINISTRATIVE                     780,234              979,773
                                              ------------------   ------------------

INCOME BEFORE INCOME TAXES                              149,615               33,043

PROVISION FOR INCOME TAXES                               59,800               13,200
                                              ------------------   ------------------


NET INCOME $                                             89,815           $   19,843
                                              ==================   ==================

WEIGHTED AVERAGE SHARES OUTSTANDING                  16,352,000           16,930,000
                                              ==================   ==================

NET INCOME PER COMMON SHARE                   $             .01    $             .00
                                              ==================   ==================



                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996 (UNAUDITED)


                                                                                               1995                 1996
                                                                                        ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                          $          89,815    $          19,843
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                                              41,236               54,830
        Changes in operating assets and liabilities:
           Decrease in receivables                                                                  4,311               27,578
           (Increase) in inventory                                                               (122,242)             (78,361)
           (Increase) decrease in prepaid expenses                                                     60              (10,421)
           Increase in accounts payable and accrued expenses                                       20,390               68,185
           Increase in income taxes payable                                                        34,600               13,200
                                                                                        ------------------   ------------------

               NET CASH PROVIDED BY OPERATING ACTIVITIES                                           68,170               94,854
                                                                                        ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                            (50,850)             (62,156)
    Deposits                                                                                                            (5,750)
                                                                                        ------------------   ------------------

               NET CASH USED BY INVESTING ACTIVITIES                                              (50,850)             (67,906)
                                                                                        ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank credit line, net                                                                                750,000
    Repayment of borrowing from bank credit line                                                                      (750,000)
    Partial repayment of note payable                                                                                  (20,000)
    Sale of common stock                                                                           50,000              950,000
                                                                                        ------------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          50,000              930,000
                                                                                        ------------------   ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          67,320              956,948

CASH AND CASH EQUIVALENTS BALANCE, Beginning of period                                            435,295            1,699,110
                                                                                        ------------------   ------------------

CASH AND CASH EQUIVALENTS BALANCE, End of period                                        $         502,615    $       2,656,058
                                                                                        ------------------   ------------------
                                                                                        ------------------   ------------------

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                                       $           2,603    $           2,575
    Income taxes paid                                                                   $           25,200   $




                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


    1.   COMMENTS

The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and the changes in cash flows for the three months ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's 1995 Form 10 - KSB filed with the Securities and Exchange Commission. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    2.   SALE OF STOCK

During the three months ended March 31, 1996, the Company sold an aggregate 606,061 of its common shares for $950,000 (net of commissions) in private placements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

     Three Months Ended March 31, 1996

     Sales for the three months ended March 31, 1996 increased $215,172 or approximately 18% when compared to the three months ended March 31, 1995. Management believes that the increase in sales was due to the addition of two locations in St. Croix in the U.S. Virgin Islands.

     As of March 31, 1995, the Company operated 16 stores consisting of 13 retail copy jewelry stores, one fine jewelry store, one handcraft and gifts store and one fine art gallery. As of March 31, 1996, the Company also operated one additional retail copy jewelry store and one additional fine jewelry store.

     The Costs of goods as a percentage of revenues increased from 20% in the first quarter of 1995 to 27% in the first quarter of 1996. Although there was an increase over the comparable period, the ratio was the same during the first quarter of fiscal 1996 as it was for the fiscal year ended December 31 1995.

     During the first quarter of 1996, selling, general and administrative expenses increased when compared to the first quarter of 1995 by $199,539 (approximately 26%). Management believes that this increase was primarily the result of: (i) the cost of operating two additional locations; (ii) investment in infrastructure for a four store expansion during the first quarter of 1996 (see "Liquidity" below); and (iii) upgrading computer software and accounting systems to accommodate planned and future expansion. Management notes that, in 1994 and 1995, store expansion was carried out in the third and fourth quarters rather than the first quarter. Moreover, historically, the Company's first quarter is its quarter of lowest revenues.

     Although revenues increased during the first quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995, profits decreased by $69,972 (approximately 78%). Management believes that this significant decrease resulted from increased selling, general and administrative expenses and costs of goods as discussed above and decrease sales at the Company's two New Orleans stores as discussed below.

     Revenues same store locations. As of March 31, 1995, the Company operated 16 locations: two in New Orleans, three in Monterey, two in Sacramento, one in San Diego, one in Santa Barbara, one in San Francisco, one in Palm Springs, one in Salt Lake City, one in Portland, one in Branson one in Minneapolis and one in Oahu. Revenues from these locations for the first quarter of 1996 decreased approximately 9% from the same period in 1995. Management believes this decrease was primarily due to a drop in revenues in the Company's two New Orleans stores; copy jewelry (17%) and fine art (53%). Management believes that these drops in revenues resulted from extreme weather conditions in the East that affected the number of tourists that visited New Orleans and the fact that Bourbon Street Gallery, the Company's fine art gallery, held a grand opening event in March 1995 that effectively doubled the revenues for the first quarter of 1995.
Excluding the two New Orleans locations, revenues for same store locations increased by approximately 6%.

Liquidity and Capital Resources

     As of  March  31,  1996,  the  Company  had  $2,656,058  in cash  and  cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$3,257,034.

     During 1996, the Company plans to open an additional four stores. One of these stores opened in April 1996 and is located in the Anchorage Mall in San Francisco. The Company has signed a lease for a store in the Doubletree Hotel in Monterey and is negotiating leases for stores in the Stratosphere in Las Vegas and the Navy Pier in Chicago.

     Management believes that it will cost approximately $600,000 to open these four new stores. Management believes that the cost of opening these new store will be paid from current cash reserves.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

                    None.


Item 2.     Changes in Securities

                    None.


Item 3.     Defaults Upon Senior Securities

                    None.


Item 4.     Submission of Matters to a vote of Security Holders

                    None.


Item 5.     Other Information

                    None.


Item 6.     Exhibits and Reports on Form 8-K

                    None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ELEGANT ILLUSIONS, INC.



Dated:  May 17, 1996                  s/ James Cardinal
                                      ------------------
                                      James Cardinal,
                                      Chief Executive Officer




                                      s/ Tamara Gear
                                      ------------------
                                      Tamara Gear, Treasurer