Form 10-Q/A
period 1996-03-31
ELEGANT ILLUSIONS INC /DE/
filed 1996-08-01
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

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

                       Commission File Number: 0-28128

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




                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                           December 31,           March 31,
                                                                                               1995                 1996
                                                                                        ------------------   ------------------
                                                                                           (Derived from         (Unaudited)
                                                                                              Audited
                                                                                             Financial
                                                                                            Statements)

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                           $       1,699,110    $       2,656,058
    Accounts receivable                                                                           103,876               76,298
    Inventory                                                                                   1,369,348            1,447,709
    Prepaid expenses                                                                               17,915               28,336
                                                                                        ------------------   ------------------

        TOTAL CURRENT ASSETS                                                                    3,190,249            4,208,401
                                                                                        ------------------   ------------------

PROPERTY AND EQUIPMENT, NET                                                                       751,181              762,813
                                                                                        ------------------   ------------------

OTHER ASSETS                                                                                       81,159               82,603
                                                                                        ------------------   ------------------

                                                                                        $       4,022,589    $       5,053,817
                                                                                        ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable to bank                                                                $         750,000    $         750,000
    Accounts payable and accrued expenses                                                         119,982              141,632
    Income taxes payable                                                                                                31,800
                                                                                        ------------------   ------------------

        TOTAL CURRENT LIABILITIES                                                                 869,982              923,432

NOTE PAYABLE                                                                                      100,000               80,000

DEFERRED INCOME TAXES                                                                              69,778               69,778
                                                                                        ------------------   ------------------

        TOTAL LIABILITIES                                                                       1,039,760            1,073,210
                                                                                        ------------------   ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock - authorized  20,000,000  shares,  $.001 par value,  issued and outstanding 16,728,277 and 17,334,338 on
      December 31, 1995 and March 31, 1996, respectively                                           16,728               17,334
    Additional paid-in capital                                                                  1,828,927            2,778,321
    Retained earnings                                                                           1,137,174            1,184,952
                                                                                        ------------------   ------------------

        TOTAL STOCKHOLDERS' EQUITY                                                              2,982,829            3,980,607
                                                                                        ------------------   ------------------

                                                                                        $       4,022,589    $       5,053,817
                                                                                        ==================   ==================
                                      -3-





                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996 (UNAUDITED)


                                                                                               1995                 1996
                                                                                        ------------------   ------------------

REVENUES                                                                                    $   1,164,442        $   1,379,614

COST OF GOODS SOLD                                                                                234,593              366,798
                                                                                        ------------------   ------------------

GROSS PROFIT                                                                                      929,849            1,012,816

SELLING, GENERAL AND ADMINISTRATIVE                                                               780,234              933,238
                                                                                        ------------------   ------------------

INCOME BEFORE INCOME TAXES                                                                        149,615               79,578

PROVISION FOR INCOME TAXES                                                                         59,800               31,800
                                                                                        ------------------   ------------------


NET INCOME                                                                              $          89,815    $          47,778
                                                                                        ==================   ==================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                            16,352,000           16,930.000
                                                                                        ==================   ==================

NET INCOME PER COMMON SHARE                                                             $             .01    $             .00
                                                                                        ==================   ==================





                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996 (UNAUDITED)


                                                                                               1995                 1996
                                                                                        ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                          $          89,815    $          47,778
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                                              41,236               54,830
        Changes in operating assets and liabilities:
           Decrease in receivables                                                                  4,311               27,578
           (Increase) in inventory                                                               (122,242)             (78,361)
           (Increase) decrease in prepaid expenses                                                     60              (10,421)
           Increase in accounts payable and accrued expenses                                       20,390               21,650
           Increase in income taxes payable                                                        34,600               31,800
                                                                                        ------------------   ------------------

               NET CASH PROVIDED BY OPERATING ACTIVITIES                                           68,170               94,854
                                                                                        ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                            (50,850)             (62,156)
    Deposits                                                                                                            (5,750)
                                                                                        ------------------   ------------------

               NET CASH USED BY INVESTING ACTIVITIES                                              (50,850)             (67,906)
                                                                                        ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank credit line, net                                                                                750,000
    Repayment of borrowing from bank credit line                                                                      (750,000)
    Partial repayment of note payable                                                                                  (20,000)
    Sale of common stock                                                                           50,000              950,000
                                                                                        ------------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          50,000              930,000
                                                                                        ------------------   ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          67,320              956,948

CASH AND CASH EQUIVALENTS BALANCE, Beginning of period                                            435,295            1,699,110
                                                                                        ------------------   ------------------

CASH AND CASH EQUIVALENTS BALANCE, End of period                                        $         502,615    $       2,656,058
                                                                                        ==================   ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                                       $           2,603    $           2,575
    Income taxes paid                                                                   $           25,200   $


                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



    1.   COMMENTS

         The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and the changes in cash flows for the three months ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's 1995 Form 10 - KSB filed with the Securities and Exchange Commission. Operating results for the three months period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


    2.   CORRECTION OF AN ERROR

         The previuosly filed Form 10-QSB for the three months ended March 31, 1996 was amended in this filing due to the reversal of overaccrual of payroll expense of approximately $46,000 resulting in an increase of approximately $28,000 in net income.


    3.   SALE OF STOCK

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

     During the first quarter of 1996, selling, general and administrative expenses increased when compared to the first quarter of 1995 by $153,004 (approximately 20%). Management believes that this increase was primarily the result of: (i) the cost of operating two additional locations; (ii) investment in infrastructure for a four store expansion during the first quarter of 1996 (see "Liquidity" below); and (iii) upgrading computer software and accounting systems to accommodate planned and future expansion. Management notes that, in 1994 and 1995, store expansion was carried out in the third and fourth quarters rather than the first quarter. Moreover, historically, the Company's first quarter is its quarter of lowest revenues.

     Although revenues increased during the first quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995, profits decreased by $42,037 (approximately 47%). Management believes that this significant decrease resulted from increased selling, general and administrative expenses and costs of goods as discussed above and decrease sales at the Company's two New Orleans stores as discussed below.

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

Liquidity and Capital Resources

         As of March 31,  1996,  the  Company  had  $2,656,058  in cash and cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$3,284,969.

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


                                    ELEGANT ILLUSIONS, INC.



Dated:  July 31, 1996               s/ James Cardinal
                                    ------------------
                                    James Cardinal,
                                    Chief Executive Officer




                                    s/ Tamara Gear
                                    ------------------
                                    Tamara Gear, Treasurer