Form 10-Q
period 1996-06-30
ELEGANT ILLUSIONS INC /DE/
filed 1996-08-08
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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

                                 Yes  X        No

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

            Class                              Outstanding at June 30, 1996

  Common Stock, par value                             17,434,338 Shares
       $.001 per share

        Transitional Small Business Format (check one); Yes     No X

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and six months ended June 30, 1996.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1995.

     The results reflected for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year.



                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                           December 31,           June 30,
                                                                                               1995                 1996
                                                                                        ------------------   ------------------
                                                                                           (Derived from         (Unaudited)
                                                                                              Audited
                                                                                             Financial
                                                                                            Statements)

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                           $       1,699,110    $       1,570,261
    Accounts receivable                                                                           103,876              105,123
    Inventory                                                                                   1,369,348            1,692,268
    Prepaid expenses                                                                               17,915               71,207
                                                                                        ------------------   ------------------

        TOTAL CURRENT ASSETS                                                                    3,190,249            3,438,859

PROPERTY AND EQUIPMENT, NET                                                                       751,181              824,486

OTHER ASSETS (including merchandise credit
  of $181,992 at June 30, 1996)                                                                    81,159              266,686
                                                                                        ------------------   ------------------

                                                                                        $       4,022,589    $       4,530,031
                                                                                        ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable to bank                                                                $         750,000    $
    Accounts payable and accrued expenses                                                         119,982               91,275
                                                                                        ------------------   ------------------

        TOTAL CURRENT LIABILITIES                                                                 869,982               91,275

NOTE PAYABLE                                                                                      100,000               40,000

DEFERRED INCOME TAXES                                                                              69,778               69,778
                                                                                        ------------------   ------------------

        TOTAL LIABILITIES                                                                       1,039,760              201,053
                                                                                        ------------------   ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock - authorized  20,000,000  shares,  $.001 par value,  issued and outstanding 16,728,277 and 17,434,338 on
      December 31, 1995 and June 30, 1996, respectively                                            16,728               17,434
    Additional paid-in capital                                                                  1,828,927            2,978,221
    Retained earnings                                                                           1,137,174            1,333,323
                                                                                        ------------------   ------------------

        TOTAL STOCKHOLDERS' EQUITY                                                              2,982,829            4,328,978
                                                                                        ------------------   ------------------

                                                                                        $       4,022,589    $       4,530,031
                                                                                        ==================   ==================





                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996 (UNAUDITED)


                                                                                               1995                 1996
                                                                                        ------------------   ------------------

REVENUES                                                                                    $   1,492,942        $   1,816,390

COST OF GOODS SOLD                                                                                366,824              477,305
                                                                                        ------------------   ------------------

GROSS PROFIT                                                                                    1,126,118            1,339,085

SELLING, GENERAL AND ADMINISTRATIVE                                                               900,968            1,092,514
                                                                                        ------------------   ------------------

INCOME BEFORE INCOME TAXES                                                                        225,150              246,571

PROVISION FOR INCOME TAXES                                                                         89,963               98,200
                                                                                        ------------------   ------------------

NET INCOME                                                                              $         135,187    $         148,371
                                                                                        ==================   ==================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                            16,692,000           17,401,000
                                                                                        ==================   ==================

NET INCOME PER COMMON SHARE                                                             $             nil    $             nil
                                                                                        ==================   ==================




                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996 (UNAUDITED)


                                                                                               1995                 1996
                                                                                        ------------------   ------------------

REVENUES                                                                                    $   2,657,384        $   3,196,004

COST OF GOODS SOLD                                                                                601,417              844,103
                                                                                        ------------------   ------------------

GROSS PROFIT                                                                                    2,055,967            2,351,901

SELLING, GENERAL AND ADMINISTRATIVE                                                             1,681,202            2,025,752
                                                                                        ------------------   ------------------

INCOME BEFORE INCOME TAXES                                                                        374,765              326,149

PROVISION FOR INCOME TAXES                                                                        149,763              130,000
                                                                                        ------------------   ------------------

NET INCOME                                                                              $         225,002    $         196,149
                                                                                        ==================   ==================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                            16,530,000           17,065,000
                                                                                        ==================   ==================

NET INCOME PER COMMON SHARE                                                             $             .01    $             .01
                                                                                        ==================   ==================




                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996 (UNAUDITED)


                                                                                               1995                 1996
                                                                                        ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                          $         225,002    $         196,149
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                              85,067              111,000
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                                              21,789               (1,247)
           (Increase) in inventory                                                               (236,716)            (322,920)
           (Increase) decrease in prepaid expenses                                                (12,227)             (53,292)
           Increase (decrease) in accounts payable and accrued expenses                            17,750              (28,707)
           Increase (decrease) in income taxes payable                                             29,000
                                                                                        ------------------   ------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               129,665              (99,017)
                                                                                        ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                            (87,195)            (179,975)
    Other assets                                                                                    3,750               10,143
                                                                                        ------------------   ------------------

NET CASH USED IN INVESTING ACTIVITIES                                                             (83,445)            (169,832)
                                                                                        ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of borrowing from bank credit line                                                                      (750,000)
    Partial repayment of note payable                                                                                  (60,000)
    Sale of common stock                                                                          350,000              950,000
                                                                                        ------------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         350,000              140,000
                                                                                        ------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              396,220             (128,849)

CASH AND CASH EQUIVALENTS BALANCE, Beginning of period                                            435,295            1,699,110
                                                                                        ------------------   -----------------

CASH AND CASH EQUIVALENTS BALANCE, End of period                                        $         831,515    $       1,570,261
                                                                                        ==================   ==================

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1.   COMMENTS

         The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1996, the results of operations for the three months and six months ended June 30, 1996 and 1995, and the changes in cash flows for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's 1995 Form 10 - KSB filed with the Securities and Exchange Commission. Operating results for the six months period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


    2.   SALE OF STOCK

         During the six months ended June 30, 1996, the Company sold 606,061 of its common shares for $950,000 (net of commissions) in private placements and issued 100,000 shares to a certain supplier in exchange for purchase of $200,000 of gemstones.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

         Three Months Ended June 30, 1996

         Sales for the three months ended June 30, 1996 increased $323,448 or approximately 22% when compared to the three months ended June 30, 1995.

         Management believes that the increase in sales was due to the addition of four stores - St Croix, US Virgin Islands (copy jewelry and fine jewelry), Monterey, California, and San Francisco, California.

         As of June 30, 1995, the Company operated 13 retail copy jewelry stores, one fine jewelry store, one handcraft and gifts store and one fine art gallery and as of June 30, 1996, the Company operated 16 retail copy jewelry stores, two fine jewelry stores, one handcraft and gifts store and one fine art gallery

         The Costs of goods as a percentage of revenues increased slightly from 25% for the three months ended June 30, 1995 to 26% for the three months ended June 30, 1996; however, the cost of goods as a percentage of revenues decreased slightly compared to the year ended December 31, 1995 (27%).

         During the second quarter of 1996, selling, general and administrative expenses increased when compared to the second quarter of 1995 by $191,546 (approximately 21%). Management believes that this increase was primarily the result of: (i) the cost of operating four new stores; and (ii) costs associated with the opening of two new stores during the second quarter. However, as a percentage of sales, selling, general and administrative expenses remained constant at 60%.

         Revenues same store locations.

         As of June 30, 1995, the Company operated 13 retail copy jewelry stores, one fine jewelry store, one handcraft and gifts store and one fine art gallery. During the three months ended June 30, 1996, revenues increased approximately 2% from the same period in 1995.


         Revenues - acquired locations.

         Revenues from the Monterey stores acquired as a result of the acquisition of Cannery Row Enterprises, Inc. increased by approximately 5% during the three months ended June 30, 1996 as compared and to the three months ended June 30, 1995. Management believes that this increase is primarily the result of the opening of a new wing at the Monterey Bay Aquarium resulting in increased foot traffic to the Cannery Row area.

Liquidity and Capital Resources

         As of June  30,  1996,  the  Company  had  $1,570,261  in cash and cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$3,347,584.

         During 1996, the Company plans to open an additional four stores. two of these stores opened - one in the Anchorage Mall in San Francisco (April 1996) and the other in the Doubletree Hotel in Monterey (May 1996). The Company determined that the final lease terms for the planned location at the Navy Pier in Chicago were not favorable and, accordingly, the Company terminated negotiations. In addition, while the Company executed a lease for a store in the Stratosphere in Las Vegas, the landlord is unable to deliver the premises and it is possible that this lease will be terminated. At present, the Company is negotiating for locations in the Horizon Mall in Laughlin, Nevada, and the Northport Marketplace in Fort Lauderdale, Florida. No assurance can be given as to whether the Company will open stores at any of these locations.

         Management believes that it will cost approximately $300,000 to open these two new stores. Management believes that the cost of opening these new store will be paid from current cash reserves.

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


                                             ELEGANT ILLUSIONS, INC.



Dated:  August 7, 1996                       /s/ James Cardinal
                                             -----------------------
                                             James Cardinal,
                                             Chief Executive Officer




                                              /s/ Tamara Gear
                                              ----------------------
                                              Tamara Gear, Treasurer