Form 10QSB
period 1996-09-30
ELEGANT ILLUSIONS INC /DE/
filed 1996-11-14
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

                                Yes __X__ No_____

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                         Outstanding at September 30, 1996

  Common Stock, par value                              17,434,338 Shares
       $.001 per share

     Transitional Small Business Format (check one); Yes_____ No __X__

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and nine months ended September 30, 1996.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1995.

     The results reflected for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                    December 31,   September 30,
                                                        1995            1996
                                                    ------------   -------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents ....................     $1,699,110     $1,708,546
    Accounts receivable ..........................        103,876        114,879
    Inventory ....................................      1,369,348      1,783,191
    Prepaid expenses .............................         17,915         52,211
                                                       ----------     ----------

        TOTAL CURRENT ASSETS .....................      3,190,249      3,658,827

PROPERTY AND EQUIPMENT, NET ......................        751,181        818,824

OTHER ASSETS (including merchandise credit
  of $158,127 at September 30, 1996) .............         81,159        242,846
                                                       ----------     ----------
                                                       $4,022,589     $4,720,497
                                                       ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable to bank .........................     $  750,000     $
    Income taxes payable .........................                        13,523
    Accounts payable and accrued expenses ........        119,982         95,893
                                                       ----------     ----------

        TOTAL CURRENT LIABILITIES ................        869,982        109,416

NOTE PAYABLE .....................................        100,000         20,000

DEFERRED INCOME TAXES ............................         69,778         69,778
                                                       ----------     ----------

        TOTAL LIABILITIES ........................      1,039,760        199,194
                                                       ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock - authorized 20,000,000   shares,
      $.001 par value,  issued and outstanding
      16,728,277 and 17,434,338 on December 31,
      1995 and September 30, 1996, respectively            16,728         17,434
    Additional paid-in capital ...................      1,828,927      2,978,221
    Retained earnings ............................      1,137,174      1,525,648
                                                       ----------     ----------

        TOTAL STOCKHOLDERS' EQUITY ...............      2,982,829      4,521,303
                                                       ----------     ----------
                                                       $4,022,589     $4,720,497
                                                       ==========     ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996 (UNAUDITED)

                                                    1995              1996
                                                ------------      ------------
REVENUES ..........................             $     1,430,838   $   1,888,661

COST OF GOODS SOLD ................                     359,315         497,239
                                                ---------------   -------------

GROSS PROFIT ......................                   1,071,523       1,391,422

SELLING, GENERAL AND ADMINISTRATIVE                     825,151       1,068,097
                                                ---------------   -------------

INCOME BEFORE INCOME TAXES ........                     246,372         323,325

PROVISION FOR INCOME TAXES ........                      99,537         131,000
                                                ---------------   -------------

NET INCOME ........................             $       146,835     $   192,325
                                                ===============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING                  16,728,000      17,434,000
                                                ===============   =============

NET INCOME PER COMMON SHARE .......             $           nil   $         .01
                                                ===============   =============

     See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996 (UNAUDITED)

                                                      1995           1996
                                                  ------------   ------------
REVENUES ..........................                 $ 4,088,222   $ 5,084,665

COST OF GOODS SOLD ................                     960,732     1,341,342
                                                    -----------   -----------

GROSS PROFIT ......................                   3,127,490     3,743,323

SELLING, GENERAL AND ADMINISTRATIVE                   2,506,353     3,093,849
                                                    -----------   -----------

INCOME BEFORE INCOME TAXES ........                     621,137       649,474

PROVISION FOR INCOME TAXES ........                     249,300       261,000
                                                    -----------   -----------

NET INCOME ........................                 $   371,837   $   388,474
                                                    ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  16,596,000    17,188,000
                                                    ===========   ===========

NET INCOME PER COMMON SHARE .......                 $       .02   $       .02
                                                    ===========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996 (UNAUDITED)

                                                                               1995          1996
                                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ........................................................   $   371,837    $   388,474
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization .................................       123,672        169,330
        Merchandise credit applied to purchases .......................                       41,873
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable .................         8,139        (11,003)
           (Increase) in inventory ....................................      (267,957)      (413,843)
           (Increase) decrease in prepaid expenses ....................        (6,350)       (34,296)
           Increase (decrease) in accounts payable and accrued expenses         3,515        (24,089)
           Increase (decrease) in income taxes payable ................        90,216         13,523
                                                                          -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES .............................       323,072        129,969
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment ................................      (147,177)      (232,643)
    Other assets ......................................................         2,414         (7,890)
                                                                          -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES .................................      (144,763)      (240,533)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of borrowing from bank credit line ......................                     (750,000)
    Partial repayment of note payable .................................       (10,000)       (80,000)
    Sale of common stock ..............................................       350,000        950,000
                                                                          -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES .............................       340,000        120,000
                                                                          -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................       518,309          9,436

CASH AND CASH EQUIVALENTS BALANCE, Beginning of period ................       435,295      1,699,110
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS BALANCE, End of period ......................   $   953,604    $ 1,708,546
                                                                          ===========    ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. COMMENTS

     The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, the results of operations for the three months and nine months ended September 30, 1996 and 1995, and the changes in cash flows for the nine months ended September 30, 1996 and 1995. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's 1995 Form 10 - KSB filed with the Securities and Exchange Commission. Operating results for the nine months period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


2. SALE OF STOCK

     During the nine months ended September 30, 1996, the Company sold 606,061 of its common shares for $950,000 (net of commissions) in private placements and issued 100,000 shares to a certain supplier in exchange for purchase of $200,000 of gemstones.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

     Three Months Ended September 30, 1996

     Sales for the three months ended September 30, 1996 increased $457,823 or approximately 32% when compared to the three months ended September 30, 1995.

     Management believes that the increase in sales was due to the addition of four stores - two in St Croix, US Virgin Islands (one copy jewelry and one fine jewelry), one in the Anchorage Mall in San Francisco, and one in the DoubleTree Hotel in Monterey, California.

     As of September 30, 1995, the Company operated 13 retail copy jewelry stores, one fine jewelry store, one handcraft and gifts store and one fine art gallery and as of September 30, 1996, the Company operated 16 retail copy jewelry stores, two fine jewelry stores, one handcraft and gifts store and one fine art gallery.

     The Costs of goods as a percentage of revenues increased slightly from 25% for the three months ended September 30, 1995 to 26% for the three months ended September 30, 1996; however, the cost of goods as a percentage of revenues decreased slightly compared to the year ended December 31, 1995 (27%).

     During the third quarter of 1996, selling, general and administrative expenses increased when compared to the third quarter of 1995 by $242,946 (approximately 29%). Management believes that this increase was primarily the result of: (i) the cost of operating four new stores that opened since the third quarter of 1995; and (ii) costs associated with the opening of two new stores during 1996. However, as a percentage of sales, selling, general and administrative expenses decreased from approximately 58% during the third quarter of 1995 to approximately 57% during the third quarter of 1996.

     Revenues same store locations.

     As of September 30, 1995, the Company operated 13 retail copy jewelry stores, one fine jewelry store, one handcraft and gifts store and one fine art gallery. During the three months ended September 30, 1996, revenues increased approximately 11% from the same period in 1995. Management believes that this increase was due to the improved economic climate, increased advertising, improved weather conditions on the east coast and new artists added to the Gallery inventory.


     Revenues - acquired locations.

     Revenues from the Monterey stores acquired as a result of the acquisition of Cannery Row Enterprises, Inc. decreased by approximately 3% during the three months ended September 30, 1996 as compared and to the three months ended September 30, 1995. Management believes that this decrease is primarily due to the fact that the area experienced above average weather conditions during the third quarter of 1995 which did not repeat during the third quarter of 1996.


Liquidity and Capital Resources

     As of September 30, 1996, the Company had $1,708,546 in cash and cash equivalents and its current assets exceeded its current liabilities by $3,549,411. In addition, the balance on the Company's $100,000 note is now down to $20,000.

     In November 1996, the Company opened a new copy jewelry store in the Horizon Mall in Laughlin, Nevada. While the Company executed a lease for a store in the Stratosphere in Las Vegas, the landlord was unable to deliver the premises. This lease was terminated and the landlord has reimbursed the Company its expenses.

     During 1997, the Company plans to open an additional three stores. At present, the Company is negotiating for a location at Universal Studios in Orlando, Florida, the Horizon Mall in Gilroy, California, and the Northport Marketplace in Fort Lauderdale, Florida. No assurance can be given as to whether the Company will open stores at any of these locations.

     Management believes that it will cost approximately $450,000 to open these three new stores. Management believes that the cost of opening these new store will be paid from current cash reserves.

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


                                         ELEGANT ILLUSIONS, INC.



Dated:  November 13, 1996               By: /s/James Cardinal
                                            -----------------
                                            James Cardinal,
                                            Chief Executive Officer




                                            /s/Tamara Gear
                                            --------------
                                            Tamara Gear, Treasurer