Form 10KSB
period 1996-12-31
ELEGANT ILLUSIONS INC /DE/
filed 1997-03-14
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
Commission File No.0-28128

                             ELEGANT ILLUSIONS, INC.
                 (Name of small business issuer in its charter)

           Delaware                                    88-0282654
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  542 Lighthouse Ave., Suite 5, Pacific Grove, CA                   93950
     (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number  (408) 649-1814

Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                               Yes __X__ No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.[ ]

The Issuer's revenues for its fiscal year ended December 31, 1996 were $7,319,259.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the closing bid price of such stock, as of March 12, 1997 is $6,573,719 based upon $1.50 multiplied by the 4,382,478 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996 and March 13, 1997 is 17,434,338 shares, all of one class of $.001 par value Common Stock.

(1) Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

DOCUMENTS INCORPORATED BY REFERENCE      See "Item 13."
Transitional Small Business Disclosure Format (check one):  Yes _____ No __X__

                             ELEGANT ILLUSIONS, INC.
                                   Form 10-KSB
                          Year Ended December 31, 1996

                                Table of Contents
PART I                                                                     Page

Item 1.      Business........................................................1

Item 2.      Properties......................................................4

Item 3.      Legal Proceedings...............................................4

Item 4.      Submission of Matters to a Vote of
               Security Holders..............................................4

Part II

Item 5.      Market for Common
               Equity and Related Stockholder Matters........................4

Item 6.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................6

Item 7.      Financial Statements............................................8

Item 8.      Changes in and Disagreements with
               Accountants on Accounting and
                 Financial Disclosures.......................................8

Part III

Item 9.      Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
                 Section 16(a) of the Exchange Act...........................9

Item 10.          Executive Compensation.....................................10

Item 11.          Security Ownership of Certain Beneficial
               Owners and Management.........................................12

Item 12.          Certain Relationships and Related
               Transactions..................................................13

Part IV

Item 13.          Exhibits and Reports on Form 8-K...........................13

Signatures...................................................................14

Supplemental Information and Exhibits........................................15

Financial Statements.........................................................F-1

                                     PART I


Item 1. Business.

General

     Elegant Illusions, Inc. (the "Company"), through its wholly-owned subsidiary, Elegant Illusions, Inc, a California corporation (the "Subsidiary"), is primarily in the retail copy jewelry business and currently owns and operates 17 retail copy jewelry stores, two fine jewelry stores, one handcraft, jewelry and gift store and one fine art gallery. The retail copy jewelry stores are located in Monterey, San Francisco, Santa Barbara, San Diego, Sacramento and Palm Springs, California; Salt Lake City, Utah; Minneapolis, Minnesota; Portland, Oregon; Branson, Missouri; New Orleans, Louisiana; Laughlin, Nevada; Oahu, Hawaii; and St. Croix, U.S. Virgin Islands. One of the fine jewelry stores and the handcraft, jewelry and gift store are located in Monterey, the second fine jewelry store is located in St. Croix and the fine art gallery is located in New Orleans.

     During 1997, the Company plans to open four additional copy jewelry stores. At this time, management believes, but cannot assure, that these stores will be located in Bellport, New York; Kenosha, Wisconsin; Fort Lauderdale, Florida and Gilroy, California. The Company had planned to open a location at Universal Studios in Orlando, Florida; however, Universal Studios has delayed its plans until 1988.

     The copy jewelry stores sell copies of fine jewelry including rings, pendants, earrings, necklaces, bracelets, pearl enhancers and ear charms manufactured in 14 carat gold, sterling silver vermeil, gold bonded brass or gold bonded white metal. By using synthetic stones, the Company offers copy jewelry at a fraction of the cost of real fine jewelry.

     The fine jewelry stores, Steinbeck Jewelers (Monterey) and Kings Alley Jeweler (St. Croix), sell fine jewelry including rings, pendants, earrings, necklaces, bracelets, manufactured in 10 carat, 12 carat and 14 carat gold and other precious metals set with precious and semi-precious stones.

     The handcraft, jewelry and gift store, Steinbeck Lady, primarily sells jewelry, including rings, pendants, earrings, necklaces and bracelets manufactured in Sterling silver, other metals and other materials; gift items of a marine nature; and some pottery.

     The fine art gallery, Bourbon Street Gallery, sells predominantly original oil paintings by contemporary Italian artists.

     The Company purchases its copy jewelry merchandise directly from a number of manufacturers located in and outside the United States; it does not purchase from distributors. Products purchased include stock items and jewelry designed by the Company. The jewelry sold in the fine jewelry stores and the products sold in the handcraft, jewelry and gift store are primarily purchased directly from manufacturers and, to a lesser extent, from distributors. The Company purchases its Art for Bourbon Street Gallery directly from the artists. Less than 5% of the art gallery's revenues are generated from sales of Art on consignment.

     The Company's primary source of business results from "walk by" traffic and word of mouth. The Company also advertises in magazines, newspapers and on radio. Management believes that its choice of strategic location is its primary marketing tool. The Company's stores are located in high trafficked locations including malls and tourist areas. The strategic locations of the stores also helps mitigate seasonal factors; the tourist locations do higher volume during the summer and vacation times while the mall and heavy shopping locations do higher volume around the traditional holiday times (e.g., Christmas, Valentines Day and Mothers Day).

     At this time, management believes that the Company has little direct competition. The Company knows of three copy jewelry retail store chains that could compete with the Company if they were located within close proximity of the Company's stores - Impostors, Classic Copies and Landau Hyman. Management believes that the Company would be able to compete even if stores were opened within close proximity of the Company's stores. The Company's copy jewelry stores also compete indirectly with fine jewelry and costume jewelry retail stores; however, due to the type of merchandise sold and the difference in product price ranges, such competition has minimal if any affect on the Company's business.

     At March 3, 1996, the Company had approximately 94 employees, including its three officers, four regional managers (who also function as store managers), 14 store managers, one training manager, two store managers-in-training, 55 sales personnel, one distribution manager, one retail computer systems manager and 13 clerical personnel.

History

     The Subsidiary was founded on May 1, 1989 for the purpose of selling jewelry and jewelry store franchises. Its founders incorporated Copy Jewels, Inc. ("CJI") in July 1989 for the purpose of supplying jewelry to the Subsidiary and its franchise stores.

     The first franchise store opened in San Diego in September 1989 and the second franchise store opened in Santa Barbara in July 1990. These stores were acquired by the Company in May 21, 1993.

     The first Subsidiary-owned store opened in Sacramento in March 1991, followed by a second in Monterey in May 1991 and a third in Salt Lake City in July 1992. With the exception of the Subsidiary-owned store in Monterey, which closed in January 1993, all of the stores are open and operating.

     Bay Area Grand Illusions, Inc. ("Bay"), a company then owned by the Company's current management, opened a Subsidiary jewelry store in San Francisco in May 1988. The San Francisco store relocated within Ghiradelli Square in April 1994.

     Prior to the Company's acquisition of the Subsidiary, CJI and Bay merged with and into the Subsidiary.

     During 1993 and 1994, the Company opened three new copy jewelry stores per year. In addition, in 1994, the Company, through a newly formed wholly-owned subsidiary, Bourbon Street, Inc., entered into a partnership to sell original oil paintings and other art in a storefront that opened on Bourbon Street in New Orleans on September 15, 1994. The art gallery operates under the name Bourbon Street Gallery. The Company funded the renting and build out of the storefront location and the inventory of art. The Company's two partners, a husband and wife team who are unaffiliated with the Company, run the day-to-day operations of the store. Material managerial decisions are determined by the Company. The Company and its partners split store profits on a 50-50 basis. Since the Company funded the partnership, the Company will be entitled to receive all remaining inventory of the partnership after payment of partnership expenses.

     Effective July 1, 1994, the Company acquired all of the issued and outstanding shares of common stock of Cannery Row Enterprises, Inc. ("CRE") from Gavin Gear and Tamara Gear, two officers and directors of the Company, in exchange for 150,000 shares of the Company's common stock. CRE owns three stores
- a copy jewelry store, a fine jewelry store and a gift store, all located in Monterey.

     During 1995, the Company opened one new copy jewelry store and one fine jewelry store and during 1996, the Company opened three new copy jewelry stores.

     On January 30, 1997, the Company closed its store at the Pavilions in Sacramento, California, because that location was not performing up to the Company's expectations.

Item 2. Properties.

     The Company moved its executive offices to 542 Lighthouse Ave., Suite 5, Pacific Grove, California 93950. The new facility consists of approximately 5,700 square feet, including approximately 700 square feet of executive office space, approximately 1,600 square feet of administrative space, approximately 2,500 square feet of warehouse space and approximately 900 square feet of computer and file space. The facility is leased from an unaffiliated party pursuant to a three year lease. Initial base rent is $3,300 per month, plus utilities. Management believes that the current executive facilities are sufficient for its needs over the next three years.

     The Company's stores are leased from unaffiliated parties on various terms. Certain of the leases provide the landlord with a percentage of revenues generated at and from the specific leased location (see Note 5 to the Company's Consolidated Financial Statements).


Item 3. Legal Proceedings.

     The Company is not presently a party to any material litigation not in the regular course of its business, nor to the Company's knowledge is such litigation threatened.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Security Holders in the last quarter of the Company's fiscal year ended December 31, 1996.



                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Marketing Information -- The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) is traded is in the over-the-counter market (NASDAQ SmallCap Symbol: "EILL"). The Company's Common Stock was listed for trading on the NASDAQ Smallcap Market on August 16, 1996. Prior thereto, it traded in the over-the- counter market (Bulletin Board Symbol: "EILL").

     The following tables set forth the range of high and low bid prices for the Company's Common Stock on a quarterly basis for the past fiscal year as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions).

                                  COMMON STOCK

                                                         Bid Prices
                                                   --------------------
                                                   High             Low
                                                   ----             ---


Period - Fiscal Year 1995

First Quarter ending March 31, 1995                2                1
Second Quarter ending June 30, 1995                2                3/4
Third Quarter ending September 30, 1995            2                1
Fourth Quarter ending December 31, 1995            2                1

Period - Fiscal Year 1996

First Quarter ending March 31, 1996                3                2
Second Quarter ending June 30, 1996                3.125            3
July 1, 1996 - August 15, 1996                     3.125            2.75
August 16, 1996 - September 30, 1996               3.1875           3
Fourth Quarter ending December 31, 1996            3.25             1.625


     (b) Holders -- There were approximately 67 holders of record of the Company's Common Stock as of March 12, 1997 inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

     In March 1996, the Company sold 606,061 shares of its common stock to a foreign investor for gross proceeds of $1,000,000 and paid a commission of $50,000 on the transaction. The sales of these shares was exempt from registration by reason of the exemption provided by Regulation S promulgated under the Securities Act of 1933 (the "Act").

     In April 1996, the Company sold 100,000 shares of its common stock to a supplier in exchange for inventory valued at $200,000. The sales of these shares was exempt from registration by reason of the exemption provided by Rule 506 of Regulation D promulgated under the Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Fiscal Year ended December 31, 1996 Compared to Fiscal Year Ended December 31, 1995

     Sales for the year ended December 31, 1996 increased $1,381,980 or 23% when compared to the year ended December 31, 1995.

     Management believes that the increase in sales was due to the addition of three locations (San Francisco, Monterey and Laughlin) and a full year of operations at the two stores in St. Croix (copy jewelry and fine jewelry).

     As of December 31, 1995, the Company operated 18 retail locations and as of December 31, 1996, the Company operated 21 retail locations.

     The Costs of goods as a percentage of revenues increased slightly from 29% in fiscal 1995 to 31% in fiscal 1996.

     During fiscal 1996, selling, general and administrative expenses increased when compared to fiscal 1995 by $605,559 (approximately 20%). Management believes that this increase was primarily the result of: (i) the cost of opening three new stores; and (ii) the costs related to operating the two stores opened in 1995 for a full 12 months. However, as a percentage of sales, selling, general and administrative expenses decreased from approximately 53% during 1995 to approximately 51% during 1996.

     Revenues same store locations.

     As of December 31, 1995, the Company operated 18 locations: two in New Orleans, three in Monterey, two in Sacramento, one in San Diego, one in Santa Barbara, one in San Francisco, one in Palm Springs, one in Salt Lake City, one in Portland, one in Branson one in Minneapolis, two in St Croix and one in Oahu. Revenues from these locations for the year ended December 31, 1996 increased approximately 11% from the same period in 1995. Management believes this increase was primarily due the fact that the two locations opened in 1995 were in operation for the full twelve month period in fiscal 1996. Excluding revenues from the two St Croix stores, in 1996, same store revenues increased approximately 4% from the same period in 1995.

--------
     1 The following discussion takes into account certain reclassifications of balances to the 1995 Consolidated Financial Statements to conform to the presentation of the 1996 Consolidated Financial Statements (see
          Note 1 to the Consolidated Financial Statements).

Liquidity and Capital Resources

     As of  December  31,  1996,  the Company  had  $1,886,297  in cash and cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$3,947,642.

     During 1997, the Company plans to open four additional copy jewelry stores. At this time, management believes, but cannot assure, that these stores will be located in Bellport, New York; Kenosha, Wisconsin; Fort Lauderdale, Florida, and Gilroy, California.

     Management believes that it will cost approximately $1,050,000 to open these three new stores. Management believes that the cost of opening these new store will be paid from current cash reserves. No assurance can be given as to the actual number of stores that the Company will open during 1997.

     The Company has a $1,000,000 line of credit with a bank effective December 1996 due on demand. Interest is at annual base rate as announced by the bank (initial base rate was 8.25%) plus 1.75%. This line of credit is collateralized by the Company's accounts receivable, inventory and equipment. The Company also is required to maintain certain financial ratios and covenants. As of December 31, 1996 and the date hereof, no funds had been advanced on the line of credit. As of the date hereof, the Company is in compliance with all financial ratios and covenants.

Item 7. Financial Statements.

     The following consolidated financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.


                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1996


Report of Independent Auditors ...............................   F-1

Consolidated Balance Sheets at December 31, 1995 and 1996.....   F-2

Consolidated Statements of Operations - ......................   F-3
         Years Ended December 31, 1995 and 1996

Consolidated Statement of Stockholders' Equity - .............   F-4
         Years Ended December 31, 1995 and 1996

Consolidated Statements of Cash Flows - ......................   F-5
         Years Ended December 31, 1995 and 1996

Notes to Consolidated Financial Statements ...................   F-6

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Elegant Illusions, Inc.

We have audited the accompanying consolidated balance sheets of Elegant Illusions, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elegant Illusions, Inc. and Subsidiaries as of December 31, 1995 and 1996 and the consolidated results of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                        Hollander, Gilbert & Co.

Los Angeles, California
February 27, 1997

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996

                                                                            1995          1996
                                                                        -----------   -----------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents ..................................   $ 1,699,110   $ 1,886,297
         Accounts receivable ........................................       103,876       190,270
         Inventory ..................................................     1,369,348     1,990,174
         Prepaid expenses ...........................................        17,915        45,643
                                                                        -----------   -----------
                  TOTAL CURRENT ASSETS ..............................     3,190,249     4,112,384
                                                                        -----------   -----------
PROPERTY AND EQUIPMENT, NET (Note 2) ................................       751,181       884,707
                                                                        -----------   -----------
OTHER ASSETS
         Deposits ...................................................        46,740        55,764
Patents and trademarks, net of accumulated amortization
 of $648 and $928 in 1995 and 1996, respectively ....................         4,078         3,798
Excess cost over net assets acquired, net of accumulated amortization
 of $10,506 and $14,556 in 1995 and 1996, respectively ..............        30,341        26,291
                                                                        -----------   -----------
                  TOTAL OTHER ASSETS ................................        81,159        85,853
                                                                        -----------   -----------
                                                                        $ 4,022,589   $ 5,082,944
                                                                        ===========   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Note payable - bank (Note 3) ...............................   $   750,000   $      --
         Accounts payable and accrued expenses ......................       119,982        92,827
         Income taxes payable (Note 4) ..............................          --          71,915
                                                                        -----------   -----------
                  TOTAL CURRENT LIABILITIES .........................       869,982       164,742
NOTE PAYABLE (Note 3) ...............................................       100,000        20,000
DEFERRED INCOME TAXES (Note 4) ......................................        69,778        95,871
                                                                        -----------   -----------
                  TOTAL LIABILITIES .................................     1,039,760       280,613
                                                                        -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY (Note 6)
Common stock - authorized 30,000,000 shares, $.001 par value, issued and outstanding 16,728,277 and 17,434,338 in
1995 and 1996,  respectively ........................................        16,728        17,434
         Additional paid-in capital .................................     1,828,927     2,978,221
         Retained earnings ..........................................     1,137,174     1,806,676
                                                                        -----------   -----------
                  TOTAL STOCKHOLDERS' EQUITY ........................     2,982,829     4,802,331
                                                                        -----------   -----------
                                                                        $ 4,022,589   $ 5,082,944
                                                                        ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                   1995         1996
                                               -----------   -----------

REVENUES ...................................   $ 5,937,279   $ 7,319,259

COST OF GOODS SOLD .........................     1,722,162     2,234,297
                                               -----------   -----------
GROSS PROFIT ...............................     4,215,117     5,084,962
EXPENSES
         Selling, general and administrative     3,133,440     3,738,999
         Depreciation and amortization .....       178,890       225,416
         Interest expense ..................        12,312         9,445
                                               -----------   -----------
                  TOTAL EXPENSES ...........     3,324,642     3,973,860
                                               -----------   -----------
INCOME BEFORE INCOME TAXES .................       890,475     1,111,102
PROVISION FOR INCOME TAXES (Note 4) ........       366,959       441,600
                                               -----------   -----------
NET INCOME .................................   $   523,516   $   669,502
                                               ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ........    16,639,821    17,291,661
                                               ===========   ===========

NET INCOME PER COMMON SHARE ................   $       .03   $       .04
                                               ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                               Common Stock
                                          ------------------------   Additional
                                             Shares                   Paid-in      Retained
                                          Outstanding   Amount        Capital      Earnings       Total
                                          -----------   ----------   ----------   ----------   ----------

BALANCE, December 31, 1994 .............   16,346,800   $   16,347    1,479,308   $  613,658   $2,109,313

         Sale of stock .................      381,477          381      349,619         --        350,000

         Net income for the year .......         --           --           --        523,516      523,516
                                           ----------   ----------   ----------   ----------   ----------

BALANCE, December 31, 1995 .............   16,728,277       16,728    1,828,927    1,137,174    2,982,829

         Sale of stock .................      606,061          606      949,294         --        950,000

         Issuance of stock for inventory      100,000          100      199,900         --        200,000

         Net income for the year .......         --           --           --        669,502      669,502
                                           ----------   ----------   ----------   ----------   ----------

BALANCE, December 31, 1995 .............   17,434,338   $   17,434   $2,978,221   $1,806,676   $4,802,331
                                           ==========   ==========   ==========   ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                    1995           1996
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................................   $   523,516    $   669,502
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation  and  amortization ..........................       178,890        225,416
    Changes in operating assets and liabilities:
    (Increase) decrease in:
     Accounts receivable .....................................        (8,542)       (86,394)
     Inventory ...............................................      (249,080)      (620,826)
     Prepaid expenses ........................................       (11,788)       (27,729)
    Increase (decrease) in:
     Accounts payable and accrued expenses ...................        19,684        (27,155)
     Income taxes payable and deferred income taxes ..........         4,078         98,008
                                                                 -----------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES ................       456,758        230,822
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .........................      (278,943)      (354,611)
  Deposits ...................................................        (4,000)        (9,024)
                                                                 -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES ....................      (282,943)      (363,635)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) from bank credit line, net .............       750,000       (750,000)
  Principal reduction of note payable ........................          --          (80,000)
  Payments to stockholders/officers ..........................       (10,000)          --
  Sale of common stock .......................................       350,000      1,150,000
                                                                 -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ...............     1,090,000        320,000
                                                                 -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................     1,263,815        187,187
CASH AND CASH EQUIVALENTS BALANCE, Beginning of period .......       435,295      1,699,110
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS BALANCE, End of period .............   $ 1,699,110    $ 1,886,297
                                                                 ===========    ===========


SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid ..............................................   $    12,312    $     9,445
  Income taxes paid ..........................................   $   362,881    $   330,517

          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business - Elegant Illusions, Inc. was incorporated in Delaware in March 1988. The Company is engaged in the retail sale of fine jewelry in two locations and copy jewelry at locations in California, Nevada, Utah, Minnesota, Missouri, Oregon, Louisiana, Hawaii and U.S. Virgin Islands. Copy jewelry items are replications of fine jewelry, manufactured with synthetic stones set in 14 carat gold, sterling silver vermeil or plated brass. In addition, the Company sells original oil paintings, lithographs and other art in its store in New Orleans.

Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents - Cash equivalents are purchased short-term highly liquid investments readily convertible to cash with original maturities of no more than three months.

Inventories - Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accouting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Impairment  of  Long-Lived  Assets  -  The  Company  periodically  assesses  the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the assets exceeds its fair value. The Company does not expect to have any significant losses resulting from its review of impairment of long-lived assets.

Stock-Based Compensation - The Company plans to account for stock options under SFAS No. 123, which retains the original accounting prescribed by APB Opinion No. 25. As a result, options granted at fair value will not result in charges to earnings. Disclosures will be made, however, of compensation costs determined under SFAS No. 123's fair value methodology.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful life of the asset. Useful lives are generally as follows:

     Office furniture, fixtures & equipment       5-7 years

     Store furniture, fixtures & equipment        5-7 years

     Leasehold improvements                       5-7 years

Patents and Trademarks - The costs of patents and trademarks are being amortized on the straight line method over a 17 year life.

Excess cost over net assets acquired - The excess of cost over fair value of net assets acquired related to acquisition of the Company's two franchised stores is being amortized over 10 years on a straight line basis.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.


Reclassifications - Certain 1995 balances have been reclassified to conform with 1996 presentation.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 1995 and 1996:

                                                        1995         1996
                                                     ----------   ----------

Office furniture, fixtures & equipment ...........   $   96,920   $  100,845
Store furniture, fixtures & equipment ............      764,989    1,032,269
Vehicles .........................................       19,500       19,500
Leasehold improvements ...........................      291,084      374,491
                                                     ----------   ----------
                                                      1,172,493    1,527,105
   Less: accumulated depreciation and amortization      421,312      642,398
                                                     ----------   ----------
                                                     $  751,181   $  884,707
                                                     ==========   ==========


3. NOTES PAYABLE

The Company has entered into a loan agreement with an individual who loaned $100,000 in March 1990 without a due date requiring monthly interest payments of $850 (10% per annum). The amount is deemed long term as the creditor in the past has not requested payoff. The Company repaid $80,000 of the loan during 1996.

The Company has a $1,000,000 line of credit with a bank effective December 1996 due on demand. Interest is at annual base rate as announced by the bank (initial base rate was 8.25%) plus 1.75%. The line of credit is collateralized by the Company's accounts receivable, inventory and equipment. The Company shall also maintain certain financial ratios and covenants. As of December 31, 1996, no amount was due on the creditline.

4. INCOME TAXES

The components of income tax expense for the years ended December 31, 1995 and 1996 follow:

                     Federal          State            Total
                    ---------       ---------        ---------

1995:
   Current          $ 250,000       $  76,000        $ 326,000
   Deferred            34,000           6,959           40,959
                    ---------       ---------        ---------
                    $ 284,000       $  82,959        $ 366,959
                    =========       =========        =========


1996:
   Current          $ 338,000       $  74,000        $ 412,000
   Deferred            23,600           6,000           29,600
                    ---------       ---------        ---------
                    $ 361,600       $  80,000        $ 441,600
                    =========       =========        =========


The  component  of deferred tax  liability  was as follows at December 31, 1996:
Deferred tax liability:
Depreciation                        $  95,871
                                    =========

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Income tax expense amounted to $366,959 in 1995 and $441,600 in 1996 (effective tax rates of 41% and 40%, respectively). The actual tax expense differs from the expected tax expense (computed by applying the Federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                    1995           1996
                                                  ---------      ---------
Expected statutory tax                            $ 302,700      $ 377,775
State income tax, net of federal tax benefit         50,100         68,200
Other                                                14,159         (4,375)
                                                  ---------      ---------

         Actual tax                               $ 366,959      $ 441,600
                                                  =========      =========


5. OPERATING LEASES

The Company leases its office and retail store facilities and certain equipment under operating leases with terms ranging from three to ten years. Certain of the leases include percentage rates of 3% to 12% of revenues as defined. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining lease terms in excess of one year, as of December 31, 1996 are as follows:

               Year Ended
              December 31,
              ------------
                 1997                $   776,906
                 1998                    780,404
                 1999                    557,703
                 2000                    274,818
                 2001                     43,473
                 Thereafter               97,162
                                     -----------
                                     $ 2,530,466
                                     ===========


Rent expense for the fiscal years ended December 31, 1995 and 1996 were $726,126 and $1,014,489, respectively.

6. STOCKHOLDERS' EQUITY

During 1995 the Company sold 381,477 common shares for $350,000. During 1996 the Company sold 606,061 common shares for $950,000, net and also, issued 100,000 common shares, valued at approximately $200,000, in connection with its acquisition of inventory.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     There have been no changes in, or disagreements with the Company's independent accountants with respect to accounting and/or financial disclosure, during the past two fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act.


    Name                                    Position(s) Held

    James Cardinal                          Chief Executive Officer and Director

    Gavin Gear                              President and Director

    Tamara Gear                             Secretary-Treasurer and a Director

     The foregoing persons became officers and directors of the Company upon the consummation of the Company's acquisition of the Subsidiary in May 1993. Mr. Cardinal was President and Mr. Gear was Vice President of the Company from May 1993 until May 1994, at which time Mr. Gear became President.

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

     A summary of the business experience for each officer and director of the Company is as follows:

     JAMES CARDINAL, age 50, has been a Director of Subsidiary since 1992 and a business consultant for Subsidiary since 1989. He was a Director of Bay from June 1992 until it s merger in to the Subsidiary. Prior thereto, he was self-employed as a business consultant and capital organizer to start-up companies.

     GAVIN GEAR, age 45, was a founder and has been the President, Chief Financial Officer and a Director of the Subsidiary since 1989. Mr. Gear was President, Chief Financial Officer and a Director of CJI from 1989 until its merger in to the Subsidiary and President and a Director of Bay from 1988 until its merger in to the Subsidiary. Since 1979, he also has been the President, Chief Financial Officer and a Director of CRE. CRE was acquired by the Company in July 1994.

     TAMARA GEAR, age 38, was a founder and has been the Secretary-Treasurer and a Director of the Subsidiary since 1989. She was the Secretary-Treasurer and a Director of CJI (from 1989) and of Bay (from 1988) until their merger in to the Subsidiary. Since 1985, she also has been an officer an director of CRE. From 1984 to 1985, Ms. Gear was a gemologist for Sun Studies in Carmel. From 1980 to 1984, she was the retail manager for Cannery Row Enterprises.

Compliance With Section 16(a) of The Securities Exchange Act of 1934

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 1996, except that Gavin and Tamara Gear filed Forms 5 late.



Item 10. Executive Compensation.

     The following table shows all the cash compensation paid or to be paid by the Company or its parent, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer ("CEO") for such period in all capacities in which he served. No Executive
Officer received total annual salary and bonus in excess of $100,000. Total compensation paid to all three executive officers as a group during 1996 was $190,282.

                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                     Awards           Payouts
                             --------------------------------       ------------------ ----------------
        (a)                    (b)     (c)     (d)      (e)            (f)       (g)      (h)     (i)
--------------------         ------- ------- ------- --------       --------- -------- --------- ------
                                                       Other         Restrict-                   All Other
                                                       Annual        ed Stock            LTIP    Compensa
Name and Principal                             Bonus   Compen-       Award     Options  Payouts  -tion
 Position                     Year*   Salary    ($)    sation($)       ($)      SARs      ($)       (i)
--------------------         -------  ------- -------  ---------    --------- -------- --------- ------

James Cardinal             1996     59,394       0         0            0        0         0        0
 CEO                       1995     54,108       0         0            0        0         0        0
                           1994     21,000       0         0            0        0         0        0

     The following table sets forth information with respect to the Executives concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

  (a)                 (b)             (c)               (d)              (e)
----                -------     ----------------   ----------------   ----------
                                Percent of Total
                                Options/SARs
                    Options/    Granted to
                    SARs        Employed in        Exercise or Base   Expiration
Name                Granted     Fiscal Year        Price ($/SH)       Date
----                -------     ----------------   ----------------   ----------

James Cardinal        0               0                  0




     The following table sets forth information with respect to the Executives concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR
  (a)                 (b)             (c)          (d)               (e)
----              ------------     --------    -------------    ----------------
                                                                Value of
                                               Number of        Unexercised
                                               Unexercised      In-the-Money
                                               Options/SARs     Option/SARs
                  Shares                       at FY-End(#)     at FY-End(#)
                  Acquired on      Value       Exercisable/     Exercisable/
Name              Exercise (#)     Realized    Unexercisable    Unexercisable(1)
----              ------------     --------    -------------    ----------------

James Cardinal        0                0             0                 0



     The following table sets forth information with respect to the Executives concerning awards under long term incentive plans during the last fiscal year:

                    Estimated Future Payouts under Non-Stock

                                Price Based Plans

(a)                  (b)             (c)           (d)         (e)        (f)
----             ------------   -------------   ---------    --------   --------
                                Performance
                 Number of      or Other
                 Shares,Units   Period Until
                 or Other       Maturation or   Threshold    Target     Maximum
Name             Rights(#)      Payout          ($ or #)     ($ or #)   ($ or #)
----             ------------   -------------   ---------    --------   --------

James Cardinal        0              0              0           0          0

     Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners -- The persons listed in the chart below are known to the Company to be the beneficial owners of more than 5% of the 17,434,338 Shares of the Company's outstanding Common Stock, $.001 par value, as of March 13, 1997.

     (b) Security Ownership of Management -- The number and percentage of Shares of Common Stock of the Company owned of record and beneficially by each officer and director of the Company and by all officers and directors of the Company as a group are set forth on the chart below.

Name and Address                           Amount of Record
of Beneficial                              and Beneficial             Percent of
    Owner                                    Ownership                Class
----------------                           ----------------           ----------

James C. Cardinal                              6,380,000                36.6%
542 Lighthouse Ave., Suite 5
Pacific Grove, CA  93950

Gavin M. Gear                                  3,346,930(1)             19.2%
542 Lighthouse Ave., Suite 5
Pacific Grove, CA  93950

Tamara Gear                                    3,324,930(1)             19.1%
542 Lighthouse Ave., Suite 5
Pacific Grove, CA  93950

All Officers and
Directors as a Group
  (3 Persons)                                 13,051,860                74.9%



(1) Gavin and Tamara Gear are husband and wife. The shares listed for Gavin Gear do not include the shares owned by Tamara Gear and the shares listed for Tamara Gear do not include the shares owned by Gavin Gear.

Item 12. Certain Relationships and Related Transactions.

     During the first quarter of 1996, the Company amended its Certificate of Incorporation to increase its authorized shares of common stock from 20,000,000 shares, $.001 par value, to 30,000,000 shares, $.001 par value. PART IV

Item 13. Exhibits and Reports on Form 8-K.

      Exhibits
      --------
        3.a     Certificate of Incorporation of the Company (1)
        3.b     Amendment to the Certificate of Incorporation of the Company (1)
        3.c     Amendment to the Certificate of Incorporation of the Company (3)
        3.d     By-Laws of the Company (1)

        10.a    May 12, 1993 Agreements between the Company, Subsidiary and the
                Subsidiary's Stockholders(2)
        10.b    Agreement of purchase of the two franchise stores(2)



(1) Previously filed as an Exhibit to the Registration Statement on Form S-18, file No. 33- 42851-D filed with the Commission at its Denver Regional Office and declared effective by the Commission on February 14, 1992.

(2) Previously filed as an Exhibit to the Company's Form 8-K dated June 1, 1993, as filed with the Commission on or about August 26, 1993, and incorporated herein by reference.

(3) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, as filed with the Commission on or about March 22, 1996, and incorporated herein by reference.

Reports of Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

     Statements contained in this 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to the Company's Registration Statement or is included in the forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ELEGANT ILLUSIONS, INC.


Dated:  March 13, 1996                       By:  s/James Cardinal
                                                  ----------------
                                                  James Cardinal,
                                                  Chief Executive Officer,

                                                  s/Tamara Gear
                                                  -------------
                                                  Tamara Gear, Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                          TITLE                            DATE



s/James Cardinal                   Director                       March 13, 1996
----------------
James Cardinal


s/Gavin Gear                       Director                       March 13, 1996
----------------
Gavin Gear



s/Tamara Gear                      Director                       March 13, 1996
----------------
Tamara Gear

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable.