Form 10QSB
period 1997-03-31
ELEGANT ILLUSIONS INC /DE/
filed 1997-05-13
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

           Class                         Outstanding at March 31, 1997
  Common Stock, par value                     17,434,338 Shares
       $.001 per share

         Transitional Small Business Format (check one);  Yes        No  X

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended March 31, 1997.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1996.

         The results reflected for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year.

              ELEGANT ILLUSIONS, INC. AND SUBSIDIARIESCONSOLIDATED
                            CONDENSED BALANCE SHEETS

                                                 March 31,       December 31,
                                                   1997              1996
                                                   ----              ----
                                                (Unaudited)     (Derived from
                                                                   Audited
                                                                  Financial
                                                                  Statements)
                                                -----------      -----------
                                     ASSETS
CURRENT ASSETS
        Cash and cash equivalents ............   $2,037,350       $1,886,297
        Accounts receivable ..................      176,259          190,270
        Inventory ............................    1,945,240        1,990,174
        Prepaid expenses .....................       44,434           45,643
                                                 ----------       ----------

                TOTAL CURRENT ASSETS              4,203,283        4,112,384

PROPERTY AND EQUIPMENT, NET ..................      869,355          884,707

OTHER ASSETS .......................                 82,726           85,853
                                                 ----------       ----------

                                                 $5,155,364       $5,082,944
                                                 ==========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued expenses     $115,401          $92,827
        Income taxes payable ................       57,900           71,915
                                                    ------           ------

                TOTAL CURRENT LIABILITIES ...      173,301          164,742
NOTE PAYABLE ................................         --             20,000
DEFERRED INCOME TAXES .......................       95,871           95,871
                                                    ------           ------

                TOTAL LIABILITIES ...........      269,172          280,613
                                                   -------          -------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
        Common stock - authorized 30,000,000
        shares, $.001 par value,issued and
        outstanding 17,434,338 shares .......       17,434           17,434
        Additional paid-in capital ..........    2,978,221        2,978,221
        Retained earnings ...................    1,890,537        1,806,676
                                                 ---------        ---------

                TOTAL STOCKHOLDERS' EQUITY ..    4,886,192        4,802,331
                                                 ---------        ---------

                                                $5,155,364       $5,082,944
                                                ==========       ==========

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

                                                   1997             1996
                                                 ---------        ---------
REVENUES ...................................... $1,907,399       $1,379,614

COST OF GOODS SOLD .............................   579,730          429,287
                                                 ---------        ---------

GROSS PROFIT ................................... 1,327,669          950,327
EXPENSES
        Selling, general and administrative .... 1,125,186          815,919
        Depreciation and amortization ..........    62,722           54,830
                                                 ---------        ---------

                TOTAL EXPENSES ................. 1,187,908          870,749
                                                 ---------        ---------

INCOME BEFORE INCOME TAXES .....................   139,761           79,578
PROVISION FOR INCOME TAXES .....................    55,900           31,800
                                               -----------       ----------

NET INCOME ....................................$    83,861       $   47,778
                                               ===========       ==========


WEIGHTED AVERAGE SHARES OUTSTANDING ............17,434,000       16,930,000
                                               ===========       ==========


NET INCOME PER COMMON SHARE ...................$       .00      $       .00
                                               ===========      ===========

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

                                                 1997            1996
                                              ----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income ...........................$    83,861    $      47,778
        Adjustments to reconcile
        net income to net cash
        provided  by  operating
        activities:
          Depreciation and amortization            62,722           54,830
          Changes in operating assets
          and liabilities:
           (Increase) Decrease in:
             Accounts receivable ................. 14,011           27,578
             Inventory ............................44,934          (78,361)
             Prepaid expenses ..................... 1,209          (10,421)
          Increase (Decrease in):
             Accounts payable and accrued
              expenses ........................... 22,574           21,650
             Income taxes payable ................(14,015)          31,800
                                                  -------           ------

                NET CASH PROVIDED BY
                 OPERATING ACTIVITIES ............215,296           94,854
                                                 --------           ------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment .......(46,288)         (62,156)
        Deposits .................................  2,045           (5,750)
                                                  -------          -------

               NET CASH USED BY
                INVESTING ACTIVITIES .............(44,243)         (67,906)
                                                  -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from bank credit line, net ......     --          750,000
        Repayment of borrowing from bank
          credit line.............................     --         (750,000)
        Repayment of note payable ................(20,000)         (20,000)
        Sale of common stock .....................     --          950,000
                                                  -------          -------


              NET CASH PROVIDED BY
               FINANCING ACTIVITIES ..............(20,000)         930,000
                                                  -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......  151,053         956,948

CASH AND CASH EQUIVALENTS BALANCE,
        Beginning of period .....................1,886,297       1,699,110
                                                ----------       ---------

CASH AND CASH EQUIVALENTS BALANCE,
        End of period .........................$ 2,037,350    $  2,656,058
                                               ===========    ============


SUPPLEMENTAL CASH FLOW DISCLOSURE:
        Interest paid .........................$       291    $      2,575
        Income taxes paid .....................$    69,914    $         --

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. Comments

     The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of Elegant Illusions, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

     Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

         Sales for the three months ended March 31, 1997 increased $527,785 or approximately 38% when compared to the three months ended March 31, 1996.

         Management believes that the increase in sales was due to the addition of three locations (San Francisco and Monterey, California, and Laughlin, Nevada).

         As of March 31, 1996, the Company operated 18 retail locations and as of March 31, 1997, the Company operated 20 retail locations. An additional location was opened in April 1997.

         The Costs of goods as a percentage of revenues decreased slightly from approximately 31% during the three months ended March 31, 1996 to 30% during the three months ended March 31, 1997.

         During the three months ended March 31, 1997, selling, general and administrative expenses increased when compared to the three months ended March 31, 1996 by $309,267 (approximately 38%). Management believes that this increase was primarily the result of the cost of opening and operating three new stores. However, as a percentage of sales, selling, general and administrative expenses remained unchanged between the two periods at approximately 59%.

Revenues same store locations.

     As of March 31, 1996, the Company operated 18 locations: two in New Orleans, three in Monterey, two in Sacramento, one in San Diego, one in Santa Barbara, one in San Francisco, one in Palm Springs, one in Salt Lake City, one in Portland, one in Branson, one in Minneapolis, two in St Croix and one in Oahu. Revenues from these locations for the three months ended March 31, 1997, which includes revenues from the Pavilions Sacramento store that closed in January 1997, increased approximately 15% from the same period in 1996. Excluding the Pavilions Sacramento store from same store operations, same store revenues increased approximately 19% during the three months ended March 31, 1997 from the same period in 1996.

Liquidity and Capital Resources

         As of March 31,  1997,  the  Company  had  $2,037,350  in cash and cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$4,029,982.

         In April 1997, the Company opened a new copy jewelry store in Gilroy, California. During the second and third quarters of 1997, the Company plans to open two additional copy jewelry stores. At this time, management believes, but cannot assure, that these stores will be located in Bellport, New York, and Kenosha, Wisconsin.

         Management believes that it will cost approximately $600,000 to open these two new stores. Management believes that the cost of opening these new stores will be paid from current cash reserves. No assurance can be given as to the actual number or location of stores that the Company will open in the future.

         The Company has a $1,000,000 line of credit with a bank effective December 1996 due on demand. Interest is at annual base rate as announced by the bank (initial base rate was 8.25%) plus 1.75%. This line of credit is collateralized by the Company's accounts receivable, inventory and equipment. The Company also is required to maintain certain financial ratios and covenants. As of March 31, 1997 and the date hereof, no funds had been advanced on the line of credit. As of the date hereof, the Company is in compliance with all financial ratios and covenants.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.


Item 2.           Changes in Securities

                  None.


Item 3.           Defaults Upon Senior Securities

                  None.


Item 4.           Submission of Matters to a vote of Security Holders

                  None.


Item 5.           Other Information

                  In April 1997, the Company opened a new copy jewelry store in Gilroy, California.


Item 6.           Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ELEGANT ILLUSIONS, INC.



Dated:  May 12, 1997             /s/....................
                                 James Cardinal,
                                 Chief Executive Officer




                                 /s/...................
                                 Tamara Gear, Treasurer