Form 10-Q
period 1997-06-30
ELEGANT ILLUSIONS INC /DE/
filed 1997-08-14
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to
                                                 ---------------

                         Commission File Number: 0-28128

                             ELEGANT ILLUSIONS, INC.
        (Exact name of small business issuer as specified in its charter)


     DELAWARE                                                 88-0282654
     --------                                                 ----------
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

                                            Yes  X          No

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                            Outstanding at June 30, 1997
         -----                            ----------------------------

  Common Stock, par value                      17,434,338 Shares
    $.001 per share

         Transitional Small Business Format (check one);  Yes        No  X

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and six months ended June 30, 1997.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1996.

     The results reflected for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                June 30,     December 31,
                                                  1997           1996
                                              ------------   ------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $ 1,511,236    $ 1,886,297
  Accounts receivable                             263,661        190,270
  Prepaid income taxes                             79,075
  Inventory                                     2,115,000      1,990,174
  Prepaid expenses                                 78,568         45,643
                                              ------------   ------------
    TOTAL CURRENT ASSETS                        4,047,540      4,112,384

PROPERTY AND EQUIPMENT, NET                     1,056,807        884,707

OTHER ASSETS                                       83,269         85,853
                                              ------------   ------------
                                              $ 5,187,616    $ 5,082,944
                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses       $    90,596    $    92,827
  Income taxes payable                                            71,915
                                              ------------   ------------
    TOTAL CURRENT LIABILITIES                      90,596        164,742

NOTE PAYABLE                                                      20,000

DEFERRED INCOME TAXES                              95,871         95,871
                                              ------------   ------------
    TOTAL LIABILITIES                             186,467        280,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - authorized 30,000,000
   shares, $.001 par value, issued and
   outstanding 17,434,338 shares                   17,434         17,434
  Additional paid-in capital                    2,978,221      2,978,221
  Retained earnings                             2,005,494      1,806,676
                                              ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                  5,001,149      4,802,331
                                              ------------   ------------
                                              $ 5,187,616    $ 5,082,944
                                              ============   ============


    See accompanying Notes to Consolidated Condensed Financial Statements.

                   ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------

REVENUES                                      $ 1,956,957    $ 1,816,390

COST OF GOODS SOLD                                569,498        546,939
                                              ------------   ------------

GROSS PROFIT                                    1,387,459      1,269,451

EXPENSES
  Selling, general and administrative           1,120,960        966,710
  Depreciation and amortization                    74,442         56,170
                                              ------------   ------------

     TOTAL EXPENSES                             1,195,402      1,022,880
                                              ------------   ------------

INCOME BEFORE INCOME TAXES                        192,057        246,571

PROVISION FOR INCOME TAXES                         77,100         98,200
                                              ------------   ------------

NET INCOME                                    $   114,957    $   148,371
                                              ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING            17,434,000     17,401,000
                                              ============   ============

NET INCOME PER COMMON SHARE                   $       .01    $       .01
                                              ============   ============



     See accompanying Notes to Consolidated Condensed Financial Statements.

                   ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------

REVENUES                                      $ 3,864,356    $ 3,196,004

COST OF GOODS SOLD                              1,149,228        976,226
                                              ------------   ------------

GROSS PROFIT                                    2,715,128      2,219,778

EXPENSES
  Selling, general and administrative           2,246,146      1,782,629
  Depreciation and amortization                   137,164        111,000
                                              ------------   ------------

    TOTAL EXPENSES                              2,383,310      1,893,629
                                              ------------   ------------

INCOME BEFORE INCOME TAXES                        331,818        326,149

PROVISION FOR INCOME TAXES                        133,000        130,000
                                              ------------   ------------

NET INCOME                                    $   198,818    $   196,149
                                              ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING            17,434,000     17,065,000
                                              ============   ============

NET INCOME PER COMMON SHARE                   $       .01    $       .01
                                              ============   ============


     See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $   198,818    $   196,149
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                 137,164        111,000
    Changes in operating assets and
     liabilities:
     (Increase) Decrease in:
       Accounts receivable                        (73,391)        (1,247)
       Inventory                                 (124,826)      (322,920)
       Prepaid expenses                           (32,925)       (53,292)
     Increase (Decrease in):
       Accounts payable and accrued expenses       (2,231)       (28,707)
       Income taxes payable                      (150,990)
                                              ------------   ------------
         NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                    (48,381)       (99,017)
                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment             (307,100)      (179,975)
  Deposits and other assets                           420         10,143
                                              ------------   ------------
         NET CASH USED BY INVESTING
          ACTIVITIES                             (306,680)      (169,832)
                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of borrowing from bank
   credit line                                                  (750,000)
  Repayment of note payable                       (20,000)       (60,000)
  Sale of common stock                                           950,000
                                              ------------   ------------

         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                              (20,000)       140,000
                                              ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    (375,061)      (128,849)

CASH AND CASH EQUIVALENTS BALANCE,
  Beginning of period                           1,886,297      1,699,110
                                              ------------   ------------
  End of period                               $ 1,511,236    $ 1,570,261
                                              ============   ============



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

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

    Reclassifications - Certain 1996 balances have been reclassified to conform with 1997 presentation.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Statement on Forward-Looking Statements

     Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, the Company's expansion plans and competitive pressures.

     The Company cautions readers that any such forward-looking statements are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

Results of Operations

     Sales for the three months ended June 30, 1997 increased $140,567 or approximately 7.7% when compared to the three months ended June 30, 1996.

     Management believes that the increase in sales was due to the fact that two locations (San Francisco and Monterey, California), which opened during the three months ended June 30, 1996, operated for the full quarter ended June 30, 1997.

     As of June 30, 1996, the Company operated 20 retail locations and as of June 30, 1997, the Company operated 22 retail locations.

     The Costs of goods as a percentage of revenues decreased slightly from approximately 30% during the three months ended June 30, 1996 to 29% during the three months ended June 30, 1997.

     During the three months ended June 30, 1997, selling, general and administrative expenses increased when compared to the three months ended June 30, 1996 by $154,250 (approximately 16%). Management believes that this increase was primarily the result of (1) operating the new San Francisco and Monterey locations for a full quarter; (2) operating the Laughlin, Nevada location which opened subsequent to the quarter ended June 30, 1996; (3) hiring and training additional personnel in the accounting and distribution department in anticipation of future expansion; and (4) opening and operating the new locations in Kenosha, Wisconsin and Gilroy, California. In this regard, the Company incurred higher than normal expenses in opening the Kenosha store due to the size of the store and, because the Kenosha store was opened at the very end of the June 30, 1997 quarter, there were minimal revenues from this location to offset the opening expenses. As a percentage of sales, selling, general and administrative expenses increased from approximately 53% during the three months ended June 30, 1996 to approximately 57% during the three months ended June 30, 1997.

Revenues same store locations.


     As of June 30, 1996, the Company operated 20 locations: two in New Orleans, four in Monterey, two in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Portland, one in Branson, one in Minneapolis, two in St Croix and one in Oahu. Revenues from these locations for the three months ended June 30, 1997, which includes revenues from the Pavilions Sacramento store that closed in January 1997, decreased approximately 4% from the same period in 1996. Excluding the Pavilions Sacramento store from same store operations, same store revenues decreased approximately 2% during the three months ended June 30, 1997 from the same period in 1996. Management believes that this decrease in same store revenues is consistent with the general down turn in retail sales for the quarter.


Liquidity and Capital Resources

     As of  June  30,  1997,  the  Company  had  $1,511,236  in  cash  and  cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$3,956,944.

     During the quarter ended June 30, 1997, the Company opened two new copy jewelry stores; one in Gilroy, California and one in Kenosha, Wisconsin. During the third and fourth quarters of 1997, the Company plans to open two additional copy jewelry stores. At this time, management believes, but cannot assure, that these stores will be located in New Orleans and Tulare, California.

     Management believes that it will cost approximately $300,000 to open these two new stores. Management believes that the cost of opening these new stores will be paid from current cash reserves. No assurance can be given as to the actual number or location of stores that the Company will open in the future.

     The Company has a $1,000,000 line of credit with a bank effective December 1996 due on demand. Interest is at annual base rate as announced by the bank (initial base rate was 8.25%) plus 1.75%. This line of credit is collateralized by the Company's accounts receivable, inventory and equipment. The Company also is required to maintain certain financial ratios and covenants. As of June 30, 1997 and the date hereof, no funds had been advanced on the line of credit. As of the date hereof, the Company is in compliance with all financial ratios and covenants.

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


                             ELEGANT ILLUSIONS, INC.



Dated:  August 11, 1997                  /s/James Cardinal
                                         ...........................
                                         James Cardinal, Chief Executive Officer




                                         /s/Tamara Gear
                                         ...........................
                                         Tamara Gear, Treasurer