Form 10QSB
period 1997-09-30
ELEGANT ILLUSIONS INC /DE/
filed 1997-11-14
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                         Commission File Number: 0-28128

                             ELEGANT ILLUSIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                 88-0282654
      -------------------------------                -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

              542 Lighthouse Ave., Suite 5, Pacific Grove, CA 93950
        -----------------------------------------------------------------
                     (Address of principal executive offices)

Issuer's telephone number, including area code:(408) 649-1814
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                           Outstanding at September 30, 1997
--------------------------                ---------------------------------

  Common Stock, par value                          17,434,338 Shares
     $.001 per share

       Transitional Small Business Format (check one); Yes _____ No __X__

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


Item 1.     Financial Statements

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and nine months ended September 30, 1997.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1996.

      The results reflected for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                              September 30,   December 31,
                                                  1997           1996
                                              ------------   ------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $ 1,284,469    $ 1,886,297
  Accounts receivable                             294,461        190,270
  Prepaid income taxes                            184,634
  Inventory                                     2,222,548      1,990,174
  Prepaid expenses                                105,223         45,643
                                              ------------   ------------
    TOTAL CURRENT ASSETS                        4,091,335      4,112,384

PROPERTY AND EQUIPMENT, NET                     1,166,327        884,707

OTHER ASSETS                                       82,188         85,853
                                              ------------   ------------
                                              $ 5,339,850    $ 5,082,944
                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses       $    99,308    $    92,827
  Income taxes payable                                            71,915
                                              ------------   ------------
    TOTAL CURRENT LIABILITIES                      99,308        164,742

NOTE PAYABLE                                                      20,000

DEFERRED INCOME TAXES                              95,871         95,871
                                              ------------   ------------
    TOTAL LIABILITIES                             195,179        280,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - authorized 30,000,000
   shares, $.001 par value,issued and
   outstanding 17,434,338 shares                   17,434         17,434
  Additional paid-in capital                    2,978,221      2,978,221
  Retained earnings                             2,149,016      1,806,676
                                              ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                  5,144,671      4,802,331
                                              ------------   ------------
                                              $ 5,339,850    $ 5,082,944
                                              ============   ============


   See accompanying Notes to Consolidated Condensed Financial Statements.

                   ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------

REVENUES                                      $ 2,134,037    $ 1,888,661

COST OF GOODS SOLD                                708,584        568,472
                                              ------------   ------------

GROSS PROFIT                                    1,425,453      1,320,189

SELLING, GENERAL AND ADMINISTRATIVE             1,185,931        996,864
                                              ------------   ------------

INCOME BEFORE INCOME TAXES                        239,522        323,325

PROVISION FOR INCOME TAXES                         96,000        131,000
                                              ------------   ------------

NET INCOME                                    $   143,522    $   192,325
                                              ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING            17,434,000     17,434,000
                                              ============   ============

NET INCOME PER COMMON SHARE                   $       .01    $       .01
                                              ============   ============


   See accompanying Notes to Consolidated Condensed Financial Statements.

                   ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------

REVENUES                                      $ 5,998,393    $ 5,084,665

COST OF GOODS SOLD                              1,857,812      1,544,698
                                              ------------   ------------

GROSS PROFIT                                    4,140,581      3,539,967

SELLING, GENERAL AND ADMINISTRATIVE             3,569,241      2,890,493
                                              ------------   ------------

INCOME BEFORE INCOME TAXES                        571,340        649,474

PROVISION FOR INCOME TAXES                        229,000        261,000
                                              ------------   ------------

NET INCOME                                    $   342,340    $   388,474
                                              ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING            17,434,000     17,188,000
                                              ============   ============

NET INCOME PER COMMON SHARE                   $       .02    $       .02
                                              ============   ============


   See accompanying Notes to Consolidated Condensed Financial Statements.

                   ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $   342,340    $   388,474
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                 211,246        169,330
    Changes in operating assets and liabilities:
     (Increase) Decrease in:
      Accounts receivable                        (104,191)        30,870
      Inventory                                  (232,374)      (413,843)
      Prepaid expenses                            (59,580)       (34,296)
     Increase (Decrease) in:
      Accounts payable and accrued expenses         6,481        (24,089)
      Income taxes payable                       (256,549)        13,523
                                              ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES         (92,627)       129,969
                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment             (489,620)      (232,643)
  Other assets                                        419         (7,890)
                                              ------------   ------------

NET CASH USED IN INVESTING ACTIVITIES            (489,201)      (240,533)
                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of borrowing from bank credit line                  (750,000)
  Repayment of note payable                       (20,000)       (80,000)
  Sale of common stock                                           950,000
                                              ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES         (20,000)       120,000
                                              ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS        (601,828)         9,436

CASH AND CASH EQUIVALENTS BALANCE,
 Beginning of period                            1,886,297      1,699,110
                                              ------------   ------------

CASH AND CASH EQUIVALENTS BALANCE,
 End of period                                $ 1,284,469    $ 1,708,546
                                              ============   ============


   See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Results of Operations

      Sales for the three months ended September 30, 1997 increased $245,376 or approximately 13.0% when compared to the three months ended September 30, 1996.

      Management believes that the increase in sales was due to the fact that the Company opened the following four new locations subsequent to the quarter ended September 30, 1996: Laughlin, Nevada (November 1996); Gilroy, California (April 1997); Kenosha, Wisconsin (June 1997); and Tulare, California (September
1997).

      As of September 30, 1996, the Company operated 20 retail locations and as of September 30, 1997, the Company operated 23 retail locations.

      The  Costs  of  goods  as  a  percentage   of  revenues   increased   from
approximately 30% during the three months ended September 30, 1996 to 33% during the three months ended September 30, 1997.

      During the three months ended September 30, 1997, selling, general and administrative expenses increased when compared to the three months ended September 30, 1996 by $189,067 (approximately 19%). Management believes that this increase was primarily the result of (1) operating the Laughlin, Nevada location, which opened during the quarter ended September 30, 1996, for the full quarter ended September 30, 1997; (2) opening and operating the new locations in Kenosha, Wisconsin, Gilroy, California and Tulare, California; (3) replacement of non-performing store managers and training of their successors and (4) the costs associated with new public relations and advertising activities. With regard to opening and commencing operations at new stores, management notes that all one-time expenses incurred in such activities are expensed at the time of such activities and are not amortized or depreciated. As a percentage of sales, selling, general and administrative expenses increased from approximately 53% during the three months ended September 30, 1996 to approximately 56% during the three months ended September 30, 1997.

Revenues same store locations.

      As of September 30, 1996, the Company operated 19 locations that were also in operation at September 30, 1997: two in New Orleans, four in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Portland, one in Branson, one in Minneapolis, two in St Croix and one in Oahu. The Company's Pavilions store in Sacramento, which was operating on September 30, 1996, closed in January 1997. Revenues from the above mentioned 19 locations for the three months ended September 30, 1997, decreased approximately 10% from the same period in 1996. Management believes that this decrease in same store revenues was due, in part, to the unusually good weather conditions for the time of year. The Company's non-tourist area locations depend, to a significant extent, on foot traffic. The better than average weather adversely affected foot traffic. Management believes that the decrease compared to the comparable 1996 quarter also was due, in part, to the fact that, during the 1996 quarter, the Company's four Monterey locations experienced greater than usual revenues due to the activities surrounding the opening of the new portion of the nearby Monterey Bay Aquarium.


Liquidity and Capital Resources


      As of September  30,  1997,  the Company had  $1,284,469  in cash and cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$4,181,094.

      During the quarter ended September 30, 1997, the Company opened a new copy jewelry store located in Tulare, California.

      The Company has signed a lease for a location at Port of Sale, St. Thomas, U.S. Virgin Islands and anticipates that this location will open in mid December 1997.

      The Company also has signed a lease with Universal Studios Florida as one of a select few specialty shops to operate at the popular entertainment resort. The store will be prominently located on Universal City's "City Walk," a dynamic, new, high-energy entertainment complex, billed as the "Gateway" to the entire Universal City Orlando, Florida resort. The store opening in Universal City Florida is part of the Company's strategic plan to locate its new stores in unique shopping venues with the potential for greater than average growth and attention. The new store is scheduled to open in October 1998.

      Management believes that it will cost approximately $375,000 to open these two new stores. Management believes that the cost of opening these new stores will be paid from current cash reserves.

      The Company plans a 50 store expansion. To date, the Company has opened one store (Tulare, California) and anticipates opening a second store (Port of Sale, St. Thomas, U.S. Virgin Islands) in December 1997 under this expansion plan. The Company is funding the opening of these two locations from current cash reserves. However, the Company is exploring possible equity funding options to finance most of the remainder of its expansion plan. If the Company is able to raise sufficient funds, management believes that the Company will be able to open the remaining 48 new stores over a 30 month period.

      No assurance can be given that the Company will be able to raise the funds required for the 50 store expansion. In addition, no assurance can be given as to the actual number or location of stores that the Company will open in the future.

      The Company has a $1,000,000 line of credit with a bank effective December 1996 due on demand. Interest is at annual base rate as announced by the bank (initial base rate was 8.25%) plus 1.75%. This line of credit is collateralized by the Company's accounts receivable, inventory and equipment. The Company also is required to maintain certain financial ratios and covenants. As of September 30, 1997 and the date hereof, no funds had been advanced on the line of credit. As of the date hereof, the Company is in compliance with all financial ratios and covenants.

                          PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

                  None.


Item 2.     Changes in Securities

                  None.


Item 3.     Defaults Upon Senior Securities

                  None.


Item 4.     Submission of Matters to a vote of Security Holders

                  None.


Item 5.     Other Information

                  The  Company  recently  established  a  site on  the internet.
            The internet address is: www.copyjewels.com.


Item 6.     Exhibits and Reports on Form 8-K

                  None.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ELEGANT ILLUSIONS, INC.



Dated: November 13, 1997        /s/ James Cardinal
                                    --------------------
                                    James Cardinal, Chief Executive Officer




                                /s/ Tamara Gear
                                    --------------------
                                    Tamara Gear, Treasurer