Form 10KSB
period 1997-12-31
ELEGANT ILLUSIONS INC /DE/
filed 1998-03-17
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
Commission File No.0-28128
                   -------

                             ELEGANT ILLUSIONS, INC.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                               88-0282654
 -------------------------------       ------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

              542 Lighthouse Ave., Suite 5, Pacific Grove, CA 93950
            ---------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

Issuer's telephone number  (408) 649-1814
                           --------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                           ---------------------
Securities registered pursuant to Section 12(g) of the Act:    Common Stock
                                                           ---------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                                     Yes: __X__   No: _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

The Issuer's revenues for its fiscal year ended December 31, 1997 were $8,385,707.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the closing bid price of such stock, as of March 10, 1997 is $1,644,742 based upon $.375 multiplied by the 4,385,978 Shares of Registrant's Common Stock held by non-affiliates1.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997 and March 10, 1997 is 17,434,338 shares, all of one class of $.001 par value Common Stock.

The information required by Items 9, 10, 11 and 12 under Part III of this report is incorporated by reference from the issuer=s definitive proxy statement for its 1998 Annual Meeting of Stockholders (to be filed with the Commission not later than April 30, 1998.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__
____________________

     1 Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

                             ELEGANT ILLUSIONS, INC.
                                   Form 10-KSB
                          Year Ended December 31, 1997

                                Table of Contents
PART I                                                                     Page
------                                                                     ----

Item 1.  Description of Business.............................................1

Item 2.  Description of Properties...........................................3

Item 3.  Legal Proceedings...................................................3

Item 4.  Submission of Matters to a Vote of
           Security Holders..................................................4

Part II
-------

Item 5.  Market for Common
           Equity and Related Stockholder Matters............................5

Item 6.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................6

Item 7.  Financial Statements................................................9

Item 8.  Changes in and Disagreements with
           Accountants on Accounting and
             Financial Disclosures...........................................9

Part III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
             Section 16(a) of the Exchange Act..............................10

Item 10. Executive Compensation.............................................10

Item 11. Security Ownership of Certain Beneficial
           Owners and Management............................................10

Item 12. Certain Relationships and Related
           Transactions.....................................................10

Item 13. Exhibits and Reports on Form 8-K...................................10

Signatures..................................................................11

Supplemental Information....................................................11

Financial Statements.......................................................F-1

                                     PART I
                                     ------

Item 1.  Description of Business.

General

   Elegant Illusions, Inc. (the "Company"), through its wholly-owned subsidiary, Elegant Illusions, Inc, a California corporation (the "Subsidiary"), is primarily in the retail copy jewelry business and currently owns and operates 20 retail copy jewelry stores, two fine jewelry stores and one fine art gallery. The retail copy jewelry stores are located in Monterey, San Francisco, Santa Barbara, San Diego, Sacramento, Palm Springs, Gilroy and Tulare, California; Salt Lake City, Utah; Minneapolis, Minnesota; Portland, Oregon; Branson, Missouri; New Orleans, Louisiana; Laughlin, Nevada; Oahu, Hawaii; Kenosha, Wisconsin; and St. Croix and St. Thomas, U.S. Virgin Islands. One of the fine jewelry stores (which includes a handcraft, jewelry and gift store) is located in Monterey, the second fine jewelry store is located in St. Croix and the fine art gallery is located in New Orleans.

   In October 1997, subsequent to the opening of a new store in Gilroy, California, the Company announced plans for a 50 store expansion. In January 1998, the Company increased its planned expansion to approximately 81 stores over an anticipated three year period. Pursuant to this plan, the Company has opened three stores (Tulare, California, Kenosha, Wisconsin and St. Thomas, U.S. Virgin Islands) and anticipates opening approximately six new stores in 1998. At this time, management believes, but cannot assure, that four of these stores will be located at Universal Studios in Orlando, Florida (anticipated to open in October 1998); Michigan City, Indiana (April 1998); Birchrun, Michigan; and Milpitas, California. The Company plans to fund the opening of these six new locations from current cash reserves and revenues. It is anticipated that the opening of additional new stores will be funded from current cash reserves and revenues and, to the extent required, from bank and/or equity financing. No assurance can be given that the Company will be able to secure such bank and/or equity financing. Completion of the Company's planned 81 store expansion is dependant on the Company's ability to obtain adequate financing on acceptable terms.

   The copy jewelry stores sell copies of fine jewelry including rings, pendants, earrings, necklaces, bracelets, pearl enhancers and ear charms manufactured in 14 carat gold, sterling silver vermeil, gold bonded brass or gold bonded white metal. By using synthetic and laboratory grown stones, the Company offers copy jewelry at a fraction of the cost of real fine jewelry.

   The fine jewelry stores, Steinbeck Jewelers (Monterey) and Kings Alley Jeweler (St. Croix), sell fine jewelry including rings, pendants, earrings, necklaces, bracelets, manufactured in 10 carat, 12 carat and 14 carat gold and other precious metals set with precious and semi-precious stones.

   During 1997, the Company consolidated its handcraft, jewelry and gift store, Steinbeck Lady, into Steinbeck Jewelers. Steinbeck Lady primarily sells jewelry, including rings, pendants, earrings, necklaces and bracelets manufactured in Sterling silver, other metals and other materials; gift items of a marine nature; and some pottery.

   The fine art gallery, Bourbon Street Gallery, sells predominantly original oil paintings by contemporary Italian artists.

   The Company purchases its copy jewelry merchandise directly from a number of manufacturers located in and outside the United States; it does not purchase from distributors. Products purchased include stock items and jewelry designed by the Company. The jewelry sold in the fine jewelry stores and the handcraft, jewelry and gifts sold in the Steinbeck Lady section of the Steinbeck Jewelers store are primarily purchased directly from manufacturers and, to a lesser extent, from distributors. The Company purchases its Art for Bourbon Street Gallery directly from the artists. Less than 5% of the art gallery's revenues are generated from sales of Art on consignment.

   The Company's primary source of business results from "walk by" traffic and word of mouth. The Company also advertises in magazines and newspapers and on radio. Management believes that its choice of strategic location is its primary marketing tool. The Company's stores are located in high trafficked locations including malls and tourist areas. The strategic locations of the stores also helps mitigate seasonal factors; the tourist locations do higher volume during the summer and vacation times while the mall and heavy shopping locations do higher volume around the traditional holiday times (e.g., Christmas, Valentines Day and Mothers Day).

   At this time, management believes that the Company has little direct competition. The Company knows of two copy jewelry retail store chains that could compete with the Company if they were located within close proximity of the Company's stores - Impostors and Landau Hyman. Management believes that the Company would be able to compete even if stores were opened within close proximity of the Company's stores. The Company's copy jewelry stores also compete indirectly with fine jewelry and costume jewelry retail stores; however, due to the type of merchandise sold and the difference in product price ranges, such competition has minimal if any affect on the Company's business.

   At March 8, 1998, the Company had approximately 123 employees, including its three officers, three regional managers, 13 store managers, three training managers, 86 sales personnel, one distribution manager, one retail computer systems manager, one art department manager and 12 clerical personnel.


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

   The first Subsidiary-owned store opened in Sacramento in March 1991, followed by a second in Monterey in May 1991 and a third in Salt Lake City in July 1992. With the exception of the Subsidiary-owned store in Monterey, which closed in January 1993, all of these stores are open and operating.

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

   During 1997, the Company opened four new copy jewelry stores.


Item 2.  Description of Properties.

   The Company's executive offices are located at 542 Lighthouse Ave., Suite 5, Pacific Grove, California 93950. The facility consists of approximately 5,700 square feet, including approximately 700 square feet of executive office space, approximately 1,600 square feet of administrative space, approximately 2,500 square feet of warehouse space and approximately 900 square feet of computer and file space. The facility is leased from an unaffiliated party pursuant to a three year lease. Initial base rent is $3,300 per month, plus utilities. Management believes that the current executive facilities are sufficient for its needs over the next few years.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   During the last quarter of the Company's fiscal year ended December 31, 1997, the Company's Executive Officers, who collectively hold approximately 75% of the Company's issued and outstanding Common Stock, approved and adopted, by written consent in lieu of a meeting of stockholders, a proposal (the "Charter Amendment") to amend the Company's Certificate of Incorporation to reverse split the outstanding shares of the Company's Common Stock. Pursuant to the Charter Amendment, the Board of Directors retained the right to: (i)set the ratio of the reverse split as low as one-for-two or as high as one-for-six; or (ii) not proceed with any reverse split. If and when the Board of Directors determines to effect a reverse split of the Company's issued and outstanding Common Stock, at least 10 days prior to the anticipated effective date of the reverse split, the Company will file a Current Report on Form 8-K and issue a press release stating the ratio and the anticipated effective date of the reverse split.

   The Stockholders approved the Charter Amendment to increase the market price per share. The Company=s Common Stock is listed on the NASDAQ SmallCap Market. A minimum bid price of $1.00 per share is required to assure continued listing of the Company's Common Stock on the NASDAQ SmallCap Market. During the last quarter of 1997 and the first quarter of 1998, the bid price for the Common Stock has remained below. Management believes but cannot assure that, by reverse splitting the outstanding shares of Common Stock at a sufficient ratio, the bid price for the Common Stock will exceed $1.00 per share. See "Part II. Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

                                    PART II
                                    -------

Item 5.  Market for  Registrant's  Common  Equity  and  Related  Stockholder
         Matters.

   (a) Marketing Information -- The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) is traded is in the over-the-counter market (NASDAQ SmallCap Symbol: "EILL"). The Company's Common Stock was listed for trading on the NASDAQ Smallcap Market on August 16, 1996. Prior thereto, it traded in the over-the-counter market (Bulletin Board Symbol:
"EILL"). On February 27, 1998, the Company received a letter from NASDAQ informing the Company that Company was not in compliance with NASDAQ's $1.00 minimum bid maintenance requirement. Pursuant to the letter, the Company has until May 28, 1998 to comply with this requirement. The minimum bid price must remain at or above $1.00 for 10 consecutive business days in order to return to compliance with the minimum bid requirement. If the Company's Common Stock is delisted from NASDAQ, stockholders' ability to resell their shares of Company stock and/or the price at which such shares could be resold could be adversely affected.

   The following tables set forth the range of high and low bid prices for the Company's Common Stock on a quarterly basis for the past two fiscal years as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions).

                                               Bid Prices
                                             ---------------
                                             High        Low
                                             ----        ---

Period - Fiscal Year 1996

First Quarter ending March 31, 1996          3           2
Second Quarter ending June 30, 1996          3.125       3
July 1, 1996 - August 15, 1996               3.125       2.75
August 16, 1996 - September 30, 1996         3.1875      3
Fourth Quarter ending December 31, 1996      3.25        1.625

Period - Fiscal Year 1997

First Quarter ending March 31, 1997          2.875       1.25
Second Quarter ending June 30, 1997          1.6875      0.6875
Third Quarter ending September 30, 1997      1.1875      0.6525
Fourth Quarter ending December 31, 1997      0.90625     0.40625

   (b) Holders -- There were approximately 78 holders of record of the Company's Common Stock as of March 10, 1998 inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

   During 1997, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, the Company repurchased an aggregate of 93,100 shares of its Common Stock in the open market and, from January 1, 1998 through March 10, 1998, the Company repurchased an additional 92,900 shares of its Common Stock in the open market. The Board of Directors is in the process of returning all of these shares to the status of authorized but unissued shares of the Company=s Common Stock.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward-Looking Statements

   Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, the Company's expansion plans and competitive pressures.

   The Company cautions readers that any such forward-looking statements are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

Results of Operations

Fiscal Year ended December 31, 1997 Compared to Fiscal Year Ended December 31, 1995

   Sales for the year ended December 31, 1997 increased $1,066,448 or 14.6% when compared to the year ended December 31, 1996.

   Management believes that the increase in sales was due to the addition of four locations (Gilroy, Kenosha, Tulare and St. Thomas) and a full year of operations at the three stores opened in 1996 (San Francisco, Monterey and Laughlin), net of the closing of one location (Pavilions).

   As of December 31, 1996, the Company operated 21 retail locations and as of December 31, 1997, the Company operated 23 retail locations. Although the Company added four stores in 1997, it closed its Pavilions store in January 1997 and consolidated Steinbeck Lady into Steinbeck Jewelers.

   The Costs of goods as a percentage of revenues decreased slightly from 30.5% in fiscal 1996 to 29.2% in fiscal 1997.

   During fiscal 1997, selling, general and administrative expenses increased when compared to fiscal 1996 by $938,436 (approximately 25.1%). As a percentage of sales, selling, general and administrative expenses increased from approximately 51.1% during 1996 to approximately 55.8% during 1997. Management believes that this increase was the result of a number of factors. One factor was the cost of opening and operating the four new stores opened in 1997, including an extraordinary expense of approximately $40,000 incurred in the setting up and commencement of operations of the St. Thomas store, which opened at the very end of 1997 (December 19, 1997). Expenses incurred in setting up and commencing operations at new locations are non-recurring and are fully expensed when incurred. Another factor was the costs related to operating the three stores opened in 1996 for a full 12 months. In addition, labor costs rose by approximately 17%. Management raised labor costs to stabilize the Company's workforce in light of the strong economic conditions in the United States over the past year. Management believes that increased salaries will lead to a decrease in job turnover and added revenues in 1998. The Company also spent approximately $80,000 in advertising costs designed to increase the long-term visibility and name recognition of the Company and approximately $50,000 for financial public relations. Finally, the Company incurred a loss of approximately $50,000 at its Kenosha store. The Company is currently negotiating to move the Kenosha store to a new location within the same mall. Management believes, but cannot assure, that changing the location and a full year of operations at the Kenosha store should yield operating profits at that location in 1998.

Revenues same store locations.

   As of December 31, 1996, the Company operated 20 locations (which includes Steinbeck Lady) that were also in operation at December 31, 1997: two in New Orleans, four in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Portland, one in Branson, one in Minneapolis, one in Laughlin, two in St Croix and one in Oahu. The Company's Pavilions store in Sacramento, which was operating on December 31, 1996, closed in January 1997. Revenues from the above mentioned 20 locations for the year ended December 31, 1997, increased approximately 8% from the same period in 1996. Management believes that this increase in same store revenues was due primarily to the fact that 1997 revenues include a full 12 months of operations for the stores opened in 1996. Revenues for the stores that operated for a full 12 months during fiscal 1996 and 1997 were down slightly (1%).

   In 1996, the Company adjusted some of its software in light of the year 2000 problem. Management does not believe that the year 2000 problem will have any material adverse affect on the Company's operations or revenues.

Liquidity and Capital Resources

   As of  December  31,  1997,  the  Company  had  $1,321,448  in cash  and cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$4,162,195.

   In October 1997, subsequent to the opening of a new store in Gilroy, California, the Company announced plans for a 50 store expansion. In January 1998, the Company increased its planned expansion to approximately 81 stores over an anticipated three year period. Pursuant to this plan, the Company has opened three stores (Tulare, California, Kenosha, Wisconsin and St. Thomas, U.S. Virgin Islands) and anticipates opening approximately six new stores in 1998. At this time, management believes, but cannot assure, that four of these stores will be located at Universal Studios in Orlando, Florida (anticipated to open in October 1998); Michigan City, Indiana (April 1998); Birchrun, Michigan; and Milpitas, California. During 1998, the Company also anticipates moving its Kenosha store from one location to a new location within the same mall. The Company plans to fund the opening of these six new locations and the relocation of the Kenosha store from current cash reserves and revenues. It is anticipated that the opening of additional new stores will be funded from current cash reserves and revenues and, to the extent required, from bank and/or equity financing. No assurance can be given that the Company will be able to secure such bank and/or equity financing. Completion of the Company's planned 81 store expansion is dependant on the Company's ability to obtain adequate financing on acceptable terms. In addition, no assurance can be given as to the actual number or location of stores that the Company will open in the future.

   The Company is in the process of changing its $1,000,000 line of credit from Comerica Bank with two new lines from that bank. The Company has a commitment from Comerica Bank for a specific advance line of credit up to $1,500,000 to open new stores. The commitment also provides the Subsidiary with a $200,000 revolving line of credit for working capital purposes. These lines of credit will be collateralized by the Company's assets and the Company also will be required to maintain certain financial ratios and covenants. These new credit lines and the actual terms and conditions thereof are subject to the preparation and execution of a definitive loan agreement and other documentation acceptable to the Bank. As of December 31, 1997 and the date hereof, no funds had been advanced on the existing $1,000,000 line of credit.

Item 7.  Financial Statements.

   The following consolidated financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B and are located at the end of this Annual Report on Form 10-KSB.

                            ELEGANT ILLUSIONS, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                         YEAR ENDED December 31, 1997

                                     INDEX
                                     -----

                                                                Page No.
                                                                --------

   Report of Independent Auditor                                  F-1

   Consolidated Balance Sheets - December 31, 1996 and 1997       F-2

   Consolidated Statements of Operations for the
   Years Ended December 31, 1996 and 1997                         F-4

   Consolidated Statement of Stockholders'
   Equity for the Years Ended December 31, 1996 and 1997          F-5

   Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1996 and 1997                         F-6

   Notes to Consolidated Financial Statements                     F-8


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures.

   There have been no changes in, or disagreements with the Company's independent accountants with respect to accounting and/or financial disclosure, during the past two fiscal years. However, Jeffrey S. Gilbert, CPA, who audited the consolidated financial statements included herein, is a successor to the auditing firm of Hollander, Gilbert & Co. Hollander, Gilbert & Co. was the accounting firm that audited the Company's 1996 consolidated financial statements.

                                   PART III
                                   --------

Item 9. Directors, Executive Officers, Promoters and Control Persons;compliance with Section 16(a) of the Exchange Act.

   The information required by this Item 9 is set forth in the section entitled "Election of Directors in the Company's definitive proxy statement for its 1998 Annual meeting of Stockholders" (the "Proxy Statement"), and is incorporated herein by this reference.

Item 10. Executive Compensation.

   The information required by this Item 10 is set forth in the section entitled "Executive Compensation" in the Company's Proxy Statement, and is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item 11 is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, and is incorporated herein by this reference.

Item 12. Certain Relationships and Related Transactions.

   The information required by this Item 11 is set forth in the section entitled
"Certain   Relationships  and  Related  Transactions"  in  the  Company's  Proxy
Statement, and is incorporated herein by this reference.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits
--------

   3.a  Certificate  of  Incorporation  of the Company (1)
   3.b Amendment to the Certificate of Incorporation of the Company (1) 3.c Amendment to the Certificate of Incorporation of the Company (3)
   3.d  By-Laws of the Company (1)
   3.e Form of Certificate of Amendment to the Certificate of Incorporation of the Company concerning the possible reverse stock split (4)
   10.a May  12,  1993  Agreements  between  the  Company,  Subsidiary  and the
        Subsidiary's Stockholders(2)
   10.b Agreement of purchase of the two franchise stores(2)
_____________________________

(1) Previously filed as an Exhibit to the Registration Statement on Form S-18, file No. 33-42851-D filed with the Commission at its Denver Regional Office and declared effective by the Commission on February 14, 1992.

(2) Previously filed as an Exhibit to the Company's Form 8-K dated June 1, 1993, as filed with the Commission on or about August 26, 1993, and incorporated herein by reference.

(3) Previously filed as Appendix A to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, as filed with the Commission on or about March 22, 1996, and incorporated herein by reference.

(4) Previously filed as an Exhibit to the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as filed with the Commission on or about December 31, 1997, and incorporated herein by reference.

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ELEGANT ILLUSIONS, INC.


Dated:  March 11, 1998             By: /s/ James Cardinal
                                           ------------------------
                                           James Cardinal,
                                           Chief Executive Officer,

                                       /s/ Tamara Gear
                                           ------------------------
                                           Tamara Gear, Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                        TITLE                   DATE
----------                        -----                   ----


/s/James Cardinal                 Director                March 13, 1998
   ------------------------
   James Cardinal


/s/Gavin Gear                     Director                March 11, 1998
   ------------------------
   Gavin Gear


/s/Tamara Gear                    Director                March 11, 1998
   ------------------------
   Tamara Gear


                            SUPPLEMENTAL INFORMATION
                            ------------------------

     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997


     Report of Independent Auditor                       F-1

     Consolidated Balance Sheets at
       December 31, 1996 and 1997                        F-2

     Consolidated Statements of Operations -             F-4
       Years Ended December 31, 1996 and 1997

     Consolidated Statement of Stockholders' Equity -    F-5
       Years Ended December 31, 1996 and 1997

     Consolidated Statements of Cash Flows -             F-6
       Years Ended December 31, 1996 and 1997

     Notes to Consolidated Financial Statements          F-8

                          REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders
Elegant Illusions, Inc.

I  have  audited  the  accompanying   consolidated  balance  sheets  of  Elegant
Illusions, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elegant Illusions, Inc. and Subsidiaries as of December 31, 1996 and 1997 and the consolidated results of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                    Jeffrey S. Gilbert, CPA
                                                    (Jeffrey S. Gilbert, CPA is
                                                    a successor to the audit
                                                    firm of Hollander, Gilbert
                                                    & Co., which performed the
                                                    1996 audit.)
Los Angeles, California
March 10, 1998

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

                                                  1996           1997
                                              ------------   ------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $ 1,886,297    $ 1,321,448
  Accounts receivable                             190,270        357,124
  Income taxes receivable                                         82,192
  Inventory                                     1,990,174      2,424,755
  Prepaid expenses                                 45,643         90,427
                                              ------------   ------------

    TOTAL CURRENT ASSETS                        4,112,384      4,275,946
                                              ------------   ------------

PROPERTY AND EQUIPMENT, NET (Note 2)              884,707      1,216,353
                                              ------------   ------------

OTHER ASSETS
  Deposits                                         55,764         65,196
  Patents and trademarks, net of
   accumulated amortization
   of $928 and $1,161 in 1996
   and 1997, respectively                           3,798          3,563
  Excess cost over net assets acquired,
   net of accumulated amortization
   of $14,556 and $18,606 in 1996
   and 1997, respectively                          26,291         22,241
                                              ------------   ------------

    TOTAL OTHER ASSETS                             85,853         91,002
                                              ------------   ------------

                                              $ 5,082,944    $ 5,583,301
                                              ============   ============


          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, continued
                           DECEMBER 31, 1996 AND 1997

                                                  1996           1997
                                              ------------   ------------


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - bank (Note 3)                $              $
  Accounts payable and accrued expenses            92,827        113,751
  Income taxes payable (Note 4)                    71,915
                                              ------------   ------------

    TOTAL CURRENT LIABILITIES                     164,742        113,751

NOTE PAYABLE (Note 3)                              20,000

DEFERRED INCOME TAXES (Note 4)                     95,871        127,871
                                              ------------   ------------

    TOTAL LIABILITIES                             280,613        241,622
                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 6)
  Common stock - authorized 30,000,000
   shares, $.001 par value,
   issued and outstanding 17,434,338
   in 1996 and 1997                                17,434         17,434
  Additional paid-in capital                    2,978,221      2,978,221
  Retained earnings                             1,806,676      2,392,080
  Less treasury stock at cost
   (93,100 shares in 1997)                                       (46,056)
                                              ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  4,802,331      5,341,679
                                              ------------   ------------

                                              $ 5,082,944    $ 5,583,301
                                              ============   ============

          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                  1996           1997
                                              ------------   ------------

REVENUES                                      $ 7,319,259    $ 8,385,707

COST OF GOODS SOLD                              2,234,297      2,452,396
                                              ------------   ------------

GROSS PROFIT                                    5,084,962      5,933,311

EXPENSES
  Selling, general and administrative           3,738,999      4,677,435
  Depreciation and amortization                   225,416        311,125
  Interest expense                                  9,445            347
                                              ------------   ------------

    TOTAL EXPENSES                              3,973,860      4,988,907
                                              ------------   ------------

INCOME BEFORE INCOME TAXES                      1,111,102        944,404

PROVISION FOR INCOME TAXES (Note 4)               441,600        359,000
                                              ------------   ------------

NET INCOME                                    $   669,502    $   585,404
                                              ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING            17,292,000     17,430,000
                                              ============   ============

BASIC EARNINGS PER COMMON SHARE               $       .04    $       .03
                                              ============   ============

       See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997


                         Common Stock
                         ------------        Additional
                       Shares                  Paid-in     Retained   Treasury
                     Outstanding    Amount     Capital     Earnings     Stock       Total
                     -----------  ----------  ----------  ----------  ----------  ----------

BALANCE,
 December 31, 1995    16,728,277  $   16,728  $1,828,927  $1,137,174  $           $2,982,829

 Sale of stock           606,061         606     949,294                             950,000

 Issuance of stock
  for inventory          100,000         100     199,900                             200,000

 Net income
  for the year                                               669,502                 669,502
                     -----------  ----------  ----------  ----------  ----------  ----------

BALANCE,
 December 31, 1996    17,434,338      17,434   2,978,221   1,806,676               4,802,331

 Treasury Stock
  purchased                                                              (46,056)    (46,056)

 Net income
  for the year                                               585,404                 585,404
                     -----------  ----------  ----------  ----------  ----------  ----------

BALANCE
 December 31, 1997    17,434,338  $   17,434  $2,978,221  $2,392,080  $  (46,056) $5,341,679
                     ===========  ==========  ==========  ==========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                  1996           1997
                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $   669,502    $   585,404
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization                 225,416        311,125
    Changes in operating assets
     and liabilities:
    (Increase) decrease in:
     Accounts receivable                          (86,394)      (166,854)
     Inventory                                   (420,826)      (434,581)
     Prepaid expenses                             (27,729)       (44,784)
     Income tax receivable                                       (82,192)
    Increase (decrease) in:
     Accounts payable and accrued expenses        (27,155)        20,924
     Income taxes payable and deferred
      income taxes                                 98,008        (39,915)
                                              ------------   ------------

    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                   430,822        149,127
                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment             (354,611)      (637,688)
  Deposits and other assets                        (9,024)       (10,232)
                                              ------------   ------------

    NET CASH USED IN INVESTING ACTIVITIES        (363,635)      (647,920)
                                              ------------   ------------


       See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                  1996           1997
                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) from bank
   credit line, net                              (750,000)
  Principal reduction of note payable             (80,000)       (20,000)
  Payments to stockholders/officers
  Sale of common stock                            950,000
  Purchase of treasury stock                                     (46,056)
                                              ------------   ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES     120,000        (66,056)
                                              ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS         187,187       (564,849)

CASH AND CASH EQUIVALENTS BALANCE,
 Beginning of period                            1,699,110      1,886,297
                                              ------------   ------------

CASH AND CASH EQUIVALENTS BALANCE,
 End of period                                $ 1,886,297    $ 1,321,448
                                              ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                               $    12,312    $       347
  Income taxes paid                           $   362,881    $   480,398

NON-CASH FINANCING ACTIVITY:
  Issuance of shares of common stock
   in exchange for inventory                  $   200,000

       See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Description of Business - Elegant Illusions, Inc. was incorporated in Delaware in March 1988. The Company is engaged in the retail sale of fine jewelry in two locations and copy jewelry at locations in California, Nevada, Utah, Minnesota, Missouri, Oregon, Louisiana, Hawaii Wisconsin, and U.S. Virgin Islands. Copy jewelry items are replications of fine jewelry, manufactured with synthetic stones set in 14 carat gold, sterling silver vermeil or plated brass. In addition, the Company sells original oil paintings, lithographs and other art in its store in New Orleans.

     Principles of Consolidation - The financial statements include the accounts
     of  the  Company  and  its  wholly-owned   subsidiaries.   All  significant
     intercompany transactions and balances have been eliminated.

     Cash and Cash Equivalents - Cash equivalents are purchased short-term highly liquid investments readily convertible to cash with original maturities of no more than three months. There are cash balances in certain Federal insured banks that exceed the maximum insured amounts. However, management of the Company does not consider this a significant risk.

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

          Office furniture, fixtures & equipment   5-7 years
          Store furniture, fixtures & equipment    5-7 years
          Leasehold improvements                   5-7 years

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

 2.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1996 and 1997:

                                                  1996           1997
                                              ------------   ------------

       Office furniture, fixtures &
        equipment                             $   100,845    $    93,360
       Store furniture, fixtures & equipment    1,032,269      1,550,423
       Vehicles                                    19,500         19,500
       Leasehold improvements                     374,491        483,096
                                              ------------   ------------

                                                1,527,105      2,146,379
         Less: accumulated depreciation
          and amortization                        642,398        930,026
                                              ------------   ------------

                                              $   884,707    $ 1,216,353
                                              ============   ============

 3.  NOTES PAYABLE

     The Company had entered into a loan agreement with an individual who loaned $100,000 in March 1990 without a due date requiring monthly interest payments of $850 (10% per annum). The amount was deemed long term as the creditor in the past has not requested payoff. The Company repaid $80,000 of the loan during 1996 and the remainder during 1997.

     The Company has a $1,000,000 line of credit with a bank effective December 1996 due on demand. Interest is at annual base rate as announced by the bank (initial base rate was 8.25%) plus 1.75%. The line of credit is collateralized by the Company's accounts receivable, inventory and equipment. The Company shall also maintain certain financial ratios and covenants. As of December 31, 1997, no amount was due on the creditline.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

 4.  INCOME TAXES

     The components of income tax expense for the years ended December 31, 1996 and 1997 follow:

                                  Federal        State           Total
                               ------------   ------------   ------------

      1996:
       Current                 $   338,000    $    74,000    $   412,000
       Deferred                     23,600          6,000         29,600
                               ------------   ------------   ------------

                               $   361,600    $    80,000    $   441,600
                               ============   ============   ============

      1997:
       Current                 $   279,000    $    48,000    $   327,000
       Deferred                     28,000          4,000         32,000
                               ------------   ------------   ------------

                               $   307,000    $    52,000    $   359,000
                               ============   ============   ============

     The component of deferred tax liability was as follows at December 31, 1997:

      Deferred tax liability:
       Depreciation                           $   127,871
                                              ============

     Income tax expense amounted to $441,600 in 1996 and $359,000 in 1997 (effective tax rates of 41% and 38%, respectively). The actual tax expense differs from the expected tax expense (computed by applying the Federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                  1996           1997
                                              ------------   ------------

      Expected statutory tax                  $   377,775    $   321,097
      State income tax, net of federal
       tax benefit                                 68,200         34,282
      Other                                        (4,375)         3,621
                                              ------------   ------------

        Actual tax                            $   441,600    $   359,000
                                              ============   ============

 5.  OPERATING LEASES

     The Company leases its office and retail store facilities and certain equipment under operating leases with terms ranging from three to ten years. Certain of the leases include percentage rates of 3% to 12% of revenues as defined. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining lease terms in excess of one year, as of December 31, 1997 are as follows:

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

       Year Ended
       December 31,

        1998                                  $   978,000
        1999                                      836,000
        2000                                      574,000
        2001                                      310,000
        2002                                      162,000
        Thereafter                                158,000
                                              ------------

                                              $ 3,018,000
                                              ============

     Rent expense for the fiscal years ended December 31, 1996 and 1997 were $1,014,489 and $1,197,460, respectively.

 6.  STOCKHOLDERS' EQUITY

     During 1996 the Company sold 606,061 common shares for $950,000, net and also, issued 100,000 common shares, valued at approximately $200,000, in connection with its acquisition of inventory. During 1997 the Company acquired 93,100 shares of its common stock for an aggregate price of $46,056.