Form 10QSB
period 1998-03-31
ELEGANT ILLUSIONS INC /DE/
filed 1998-05-20
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

                              Yes     X         No

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                                Outstanding  at  March 31, 1998
      -------------                            -------------------------------
  Common Stock, par value                              17,155,038 Shares
       $.001 per share

      Transitional Small Business Format (check one);  Yes        No  X

                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended March 31, 1998.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1997.

     The results reflected for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                DECEMBER 31, 1997 AND MARCH 31, 1998 (UNAUDITED)

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                March 31,    December 31,
                                                  1998           1997
                                                ---------    ------------
                                               (Unaudited)  (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $ 1,336,163   $ 1,321,448
  Accounts receivable                             412,412       357,124
  Income taxes receivable                          82,192        82,192
  Inventory                                     2,403,253     2,424,755
  Prepaid expenses                                129,224        90,427
                                              -----------   -----------

    TOTAL CURRENT ASSETS                        4,363,244     4,275,946

PROPERTY AND EQUIPMENT, NET                     1,185,980     1,216,353

OTHER ASSETS                                      109,459        91,002
                                              -----------   -----------

                                              $ 5,658,683   $ 5,583,301
                                              ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses       $   108,391   $   113,751
  Income taxes payable                             46,599
                                              -----------   -----------

    TOTAL CURRENT LIABILITIES                     154,990       113,751

DEFERRED INCOME TAXES                             127,871       127,871
                                              -----------   -----------

    TOTAL LIABILITIES                             282,861       241,622
                                              -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - authorized 30,000,000 shares
   $.001 par value, issued and outstanding
    17,434,338 shares                              17,434        17,434
  Additional paid-in capital                    2,978,221     2,978,221
  Retained earnings                             2,464,175     2,392,080
  Less treasury stock at cost
    (93,100 shares in 1997 and
    186,200 shares in 1998)                       (84,008)      (46,056)
                                              -----------   -----------

    TOTAL STOCKHOLDERS' EQUITY                  5,375,822     5,341,679
                                              -----------   -----------
                                              $ 5,658,683   $ 5,583,301
                                              ===========   ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)


                                                  1998           1997
                                              ------------   ------------

REVENUES                                      $ 2,165,578    $ 1,907,399

COST OF GOODS SOLD                                620,552        579,730
                                              ------------   ------------

GROSS PROFIT                                    1,545,026      1,327,669

EXPENSES
  Selling, general and administrative           1,334,525      1,125,186
  Depreciation and amortization                    85,755         62,722
                                              ------------   ------------

    TOTAL EXPENSES                              1,420,280      1,187,908
                                              ------------   ------------

INCOME BEFORE INCOME TAXES                        124,746        139,761

PROVISION FOR INCOME TAXES                         52,651         55,900
                                              ------------   ------------

NET INCOME                                    $    72,095    $    83,861
                                              ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING            17,272,000     17,434,000
                                              ============   ============

BASIC EARNINGS PER COMMON SHARE               $       .00    $       .00
                                              ============   ============

  See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)


                                                  1998           1997
                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $    72,095    $    83,861
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                  85,755         62,722
    Changes in operating assets and liabilities:
     (Increase) Decrease in:
      Accounts receivable                         (55,288)        14,011
      Inventory                                    21,502         44,934
      Prepaid expenses                            (38,797)         1,209
     Increase (Decrease in):
      Accounts payable and accrued expenses        (5,360)        22,574
      Income taxes payable                         46,599        (14,015)
                                              ------------   ------------

        NET CASH PROVIDED BY
         OPERATING ACTIVITIES                     126,506        215,296
                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment              (54,318)       (46,288)
  Deposits                                        (19,521)         2,045
                                              ------------   ------------

        NET CASH USED BY INVESTING ACTIVITIES     (73,839)       (44,243)
                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of note payable                                      (20,000)
  Purchase of treasury stock                      (37,952)
                                              ------------   ------------

        NET CASH PROVIDED BY
         FINANCING ACTIVITIES                     (37,952)      (20,000)
                                              ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS          14,715        151,053

CASH AND CASH EQUIVALENTS BALANCE,
 Beginning of period                            1,321,448      1,886,297
                                              ------------   ------------

CASH AND CASH EQUIVALENTS BALANCE,
 End of period                                $ 1,336,163    $ 2,037,350
                                              ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                   $           $     291
  Income taxes paid                               $   6,053   $  69,914

     See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



 1.  COMMENTS

     The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated condensed financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Elegant Illusions, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not
     include  all  disclosures   required  by  generally   accepted   accounting
     principles.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Results of Operations

     Sales for the quarter ended March 31, 1998 increased $258,179 or 13.5% when compared to the quarter ended March 31, 1997.

      Management believes that the increase in sales was due to the addition of four locations (Gilroy, Kenosha, Tulare and St. Thomas) in 1997.

      As of March 31, 1997, the Company operated 20 retail locations and as of March 31, 1998, the Company operated 24 retail locations. Although the Company added four stores in 1997, it closed its Pavilions store in January 1997 and consolidated Steinbeck Lady into Steinbeck Jewelers.

      The Costs of goods as a percentage of revenues decreased slightly from 30.1% in fiscal 1996 to 28.7% in fiscal 1997. Management believes that this decrease was due to the Company's ongoing efforts to reduce costs.

      During the quarter ended March 31, 1998, selling, general and administrative expenses increased when compared to the first quarter of 1997 by $209,339 (approximately 18.6%). As a percentage of sales, selling, general and administrative expenses increased from approximately 59.0% during the first quarter of 1997 to approximately 61.6% during the first quarter of 1998. Management believes that this increase was the result of a number of factors. One factor was the cost of operating the four new stores opened in 1997. Another factor was labor costs. In this regard sales staff wages, as a percentage of sales, increased from 11.2% during the first quarter of 1997 to 12.4% during the first quarter of 1998 and management salaries, as a percentage of sales, increased from 7.0% during the first quarter of 1997 to 8.4% during the first quarter of 1998. Management raised labor costs to stabilize the Company's workforce in light of the strong economic conditions in the United States over the past year. Management believes that increased salaries will lead to a decrease in job turnover and added revenues during the remainder of 1998. Increased labor costs also reflects an increase in staff in anticipation of meeting the additional administrative burdens of operating the stores to be opened pursuant to the Company's expansion plans. The Company also increased media advertising in the first quarter of 1998 as compared to the first quarter of 1997. As a percentage of sales, media advertising increased from 1.8% during the first quarter of 1997 to 2.3% during the first quarter of 1998. This increase in media advertising is part of the Company's long-term plan to promote name recognition.

      Revenues same store locations.

      As of March 31, 1997, the Company operated 20 locations (which includes Steinbeck Lady) that were also in operation at March 31, 1998: two in New Orleans, four in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Portland, one in Branson, one in Minneapolis, one in Laughlin, two in St Croix and one in Oahu. The Company's Pavilions store in Sacramento, which was operating on March 31, 1996, closed in January 1997. Revenues from the above mentioned 20 locations for the quarter ended March 31, 1998, decreased approximately 10% from the same period in 1997. Management believes that this decrease in same store revenues was due primarily to an exceptionally good first quarter in 1997. Same store sales for the first quarter ended March 31, 1997 exceeded same store sales for the first quarter of 1996 by approximately 19%. In this regard, during March 1997, the Company's Bourbon Street Gallery had a single $100,000 transaction. Excluding this transaction, same store sales decreased by 4.7% during the first quarter of 1998 when compared to the first quarter of 1997.

      In 1996, the Company adjusted some of its software in light of the year 2000 problem. Management does not believe that the year 2000 problem will have any material adverse affect on the Company's operations or revenues.

Liquidity and Capital Resources

      As of  March  31,  1998,  the  Company  had  $1,336,163  in cash  and cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$1,181,173.

      In October 1997, subsequent to the opening of a new store in Gilroy, California, the Company announced plans for a 50 store expansion over a three year period. Pursuant to the Company's expansion plan, the Company opened three stores (Tulare, California, Kenosha, Wisconsin and St. Thomas, U.S. Virgin Islands) during the remainder of 1997. The Company plans to open approximately 25 of the stores over the next 19 months and anticipates opening approximately six of these new stores in 1998. At this time, management believes, but cannot assure, that six of these stores will be located at Birch Run, Michigan (opening May 27, 1998); Michigan City, Indiana (opening June 2, 1998); Universal Studios in Orlando, Florida (anticipated to open in October 1998); Ontario Mills, California; Grapevine Mills, Texas; and Maui, Hawaii. The Company also plans to move its Kenosha store from one location to a new location within the same mall.

      The cost of opening new stores ranges from approximately $ 120,000 to $ 140,000, depending upon a number of factors. Based upon past experience, management anticipates that it will need approximately $ 3,500,000 to open the planned 25 stores over the next 19 months. Factored into the anticipated amount of funds needed to complete the planned expansion, are funds required to further increase the Company's management and administrative staff to handle the increased operations that will result from the planned expansion. It is anticipated that the opening of additional new stores will be funded from current cash reserves and revenues and, to the extent required, from bank and/or equity financing. No assurance can be given that the Company will be able to secure additional bank and/or equity financing, if required. Completion of the Company's planned store expansion is dependant on the Company's ability to obtain adequate financing on acceptable terms. In addition, no assurance can be given as to the actual number or location of stores that the Company will open in the future.

      The Company has an advance line of credit up to $2,000,000 from Comerica Bank to open new stores and the Company's Subsidiary has a $350,000 revolving line of credit from Comerica Bank for working capital purposes. These lines of credit are collateralized by the Company's assets and the Company is required to maintain certain financial ratios and covenants. As of March 31, 1998 and the date hereof, no funds had been advanced on the these lines of credit.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

                  None.


Item 2.     Changes in Securities and Use of Proceeds

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


                             ELEGANT ILLUSIONS, INC.



Dated: May 19, 1998                 /s/ James Cardinal
                                    James Cardinal, Chief Executive Officer




                                    /s/ Tamara Gear
                                    Tamara Gear, Treasurer