Form 10QSB/A
period 1998-03-31
ELEGANT ILLUSIONS INC /DE/
filed 1998-07-09
CIK 854941

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

                         Commission File Number: 0-28128

                             ELEGANT ILLUSIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                           88-0282654
         -------------------------------            ------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)

              542 Lighthouse Ave., Suite 5, Pacific Grove, CA 93950
              -----------------------------------------------------
                    (Address of principal executive offices)

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

                               Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

        Class                                     Outstanding at March 31, 1998
-----------------------                           -----------------------------
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


Liquidity and Capital Resources


     As of  March  31,  1998,  the  Company  had  $1,336,163  in cash  and  cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$4,208,254.


     In October 1997, subsequent to the opening of a new store in Gilroy, California, the Company announced plans for a 50 store expansion over a three year period. Pursuant to the Company's expansion plan, the Company opened three stores (Tulare, California, Kenosha, Wisconsin and St. Thomas, U.S. Virgin Islands) during the remainder of 1997. The Company plans to open approximately 25 of the stores over the next 19 months and anticipates opening approximately six of these new stores in 1998. At this time, management believes, but cannot assure, that six of these stores will be located at Birch Run, Michigan (opening May 27, 1998); Michigan City, Indiana (opening June 2, 1998); Universal Studios in Orlando, Florida (anticipated to open in October 1998); Ontario Mills, California; Grapevine Mills, Texas; and Maui, Hawaii . The Company also plans to move its Kenosha store from one location to a new location within the same mall.

     The cost of opening new stores ranges from approximately $120,000 to $140,000, depending upon a number of factors. Based upon past experience, management anticipates that it will need approximately $ 3,500,000 to open the planned 25 stores over the next 19 months. Factored into the anticipated amount of funds needed to complete the planned expansion, are funds required to further increase the Company's management and administrative staff to handle the increased operations that will result from the planned expansion. It is anticipated that the opening of additional new stores will be funded from current cash reserves and revenues and, to the extent required, from bank and/or equity financing. No assurance can be given that the Company will be able to secure additional bank and/or equity financing, if required. Completion of the Company's planned store expansion is dependant on the Company's ability to obtain adequate financing on acceptable terms. In addition, no assurance can be given as to the actual number or location of stores that the Company will open in the future.

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


                                         ELEGANT ILLUSIONS, INC.



Dated: July 2, 1998                  /s/ James Cardinal
                                         ---------------------------------------
                                         James Cardinal, Chief Executive Officer



                                     /s/ Tamara Gear
                                         ---------------------------------------
                                         Tamara Gear, Treasurer