Form 10QSB
period 1998-06-30
ELEGANT ILLUSIONS INC /DE/
filed 1998-08-14
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ______ to ______

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

                                            Yes  X        No _____

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                       Outstanding at June 30, 1998
      -----------------------               ----------------------------
      Common Stock, par value                     18,234,338 Shares(1)
         $.001 per share

         Transitional Small Business Format (check one);  Yes _____   No  X
_________________
1  Includes 186,200 treasury shares.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and six months ended June 30, 1998.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1997.

         The results reflected for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                               June 30,             December 31,
                                                 1998                  1997
                                              ---------             ------------

                                     ASSETS

 CURRENT ASSETS
  Cash and cash equivalents                   $1,524,643            $1,321,448
  Accounts receivable                            405,864               357,124
  Income taxes receivable                         71,838                82,192
  Inventory                                    2,810,070             2,424,755
  Prepaid expenses                               153,735                90,427
                                             -----------            ----------
    TOTAL CURRENT ASSETS                       4,966,150             4,275,946

PROPERTY AND EQUIPMENT, NET                    1,315,255             1,216,353

OTHER ASSETS                                      94,518                91,002
                                             -----------            ----------
                                              $6,375,923            $5,583,301
                                             ===========            ==========



CURRENT ASSETS
  Cash and cash equivalents                   $1,524,643            $1,321,448
  Accounts receivable                            405,864               357,124
  Income taxes receivable                         71,838                82,192
  Inventory                                    2,810,070             2,424,755
  Prepaid expenses                               153,735                90,427
                                             -----------            ----------
    TOTAL CURRENT ASSETS                       4,966,150             4,275,946

PROPERTY AND EQUIPMENT, NET                    1,315,255             1,216,353

OTHER ASSETS                                      94,518                91,002
                                             -----------            ----------
                                              $6,375,923            $5,583,301
                                             ===========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses        $    60,504            $  113,751

Income taxes payable

                                             -----------            ----------
    TOTAL CURRENT LIABILITIES                     60,504               113,751

DEFERRED INCOME TAXES                            127,871               127,871
                                             -----------            ----------

    TOTAL LIABILITIES                            188,375               241,622
                                             -----------            ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - authorized 30,000,000
     shares, $.001 par value, issued and
     outstanding 18,234,338 shares at June 30,
     1998 and 17,434,338 shares at
   December 31, 1997                              18,234                17,434
  Additional paid-in capital                   3,697,421             2,978,221
  Retained earnings                            2,555,901             2,392,080
Less treasury stock at cost (186,200
   shares in 1998 and 93,100 in 1997)            (84,008)              (46,056)
                                             -----------            ----------

    TOTAL STOCKHOLDERS' EQUITY                 6,187,548             5,341,679
                                             -----------            ----------
                                              $6,375,923            $5,583,301
                                             ===========            ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
                 MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

                                                  1998           1997
                                              ------------   ------------

REVENUES                                      $ 2,232,328    $ 1,956,957

COST OF GOODS SOLD                                714,994        569,498
                                              -----------    -----------

GROSS PROFIT                                    1,517,334      1,387,459


EXPENSES
  Selling, general and administrative           1,290,408      1,120,960
  Depreciation and amortization                    93,280         74,442
                                              -----------    -----------

     TOTAL EXPENSES                             1,383,688      1,195,402
                                              -----------    -----------

INCOME BEFORE INCOME TAXES                        133,646        192,057

PROVISION FOR INCOME TAXES                         41,920         77,100
                                              -----------    -----------

NET INCOME                                    $    91,726    $   114,957
                                              -----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING            17,714,000     17,434,000
                                              ===========    ===========

NET INCOME PER COMMON SHARE                   $       .00    $       .01
                                              ===========    ===========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
                    ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

                                                        1998           1997
                                                    ------------   ------------

REVENUES                                            $ 4,397,906    $ 3,864,356

COST OF GOODS SOLD                                    1,335,546      1,149,228
                                                    -----------    -----------

GROSS PROFIT                                          3,062,360      2,715,128


EXPENSES
  Selling, general and administrative                 2,623,932      2,246,146
  Depreciation and amortization                         179,035        137,164
                                                    -----------    -----------

    TOTAL EXPENSES                                    2,802,967      2,383,310
                                                    -----------    -----------

INCOME BEFORE INCOME TAXES                              259,393        331,818

PROVISION FOR INCOME TAXES                               95,572        133,000
                                                    -----------    -----------

NET INCOME                                          $   163,821    $   198,818
                                                    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  18,066,000     17,434,000
                                                    ===========    ===========

NET INCOME PER COMMON SHARE                         $       .01    $       .01
                                                    ===========    ===========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                    ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

                                                        1998           1997
                                                    ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   163,821    $   198,818
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                      179,035        137,164
     Changes in operating assets and
     liabilities:
     (Increase) Decrease in:
       Accounts receivable                              (48,740)       (73,391)
       Inventory                                       (385,315)      (124,826)
       Prepaid expenses                                 (63,308)       (32,925)
     Increase (Decrease in):

       Accounts payable and accrued expenses            (53,247)        (2,231)
       Income taxes payable                              10,354       (150,990)
                                                    -----------    -----------

NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                         (197,400)       (48,381)
                                                    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (275,575)      (307,100)
  Deposits and other assets                              (5,878)           420
                                                    -----------    -----------
     NET CASH USED BY INVESTING

          ACTIVITIES                                   (281,453)      (306,680)
                                                    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of note payable                             (20,000)
  Sale of common stock                                  720,000
  Purchase of treasury stock                            (37,952)
                                                    -----------    -----------

     NET CASH PROVIDED BY FINANCING

          ACTIVITIES                                    682,048        (20,000)
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH                203,195       (375,061)

 EQUIVALENTS


CASH AND CASH EQUIVALENTS BALANCE,
  Beginning of period                                 1,321,448      1,886,297
                                                    -----------    -----------
  End of period                                     $ 1,524,643    $ 1,511,236
                                                    -----------    ===========

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.


2.  SALE OF COMMON STOCK

In May 1998, the Company sold 800,000 shares of common stock for $.90 per share in a private transaction.

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

Results of Operations

         Sales for the quarter ended June 30, 1998 increased $275,371 or 14.1% when compared to the quarter ended June 30, 1997.

         Management believes that the increase in sales was due to the addition of two locations (Gilroy and Kenosha) during the quarter ended June 30, 1997; two additional locations during the remainder of 1997 (Tulare and St. Thomas); and two additional locations opened during the first six months of 1998 (Birch Run, Michigan, and Michigan City, Indiana).

         As  of  June  30,  1997,  the  Company  operated  22  retail  locations
(including Steinbeck Lady) and as of June 30, 1998, the Company operated 26 retail locations. Two additional locations ( Grapevine, Texas, and Ontario, California) opened in July 1998.

         The Costs of goods as a percentage of revenues increased from 29.1% in the second fiscal quarter of 1997 to 32.0% in the second fiscal quarter of 1998; however, the cost of goods as a percentage of revenues during the six month period ended June 30, 1998 stayed relatively the same as the six month period ended June 30, 1997 (approximately 30%). Management believes that the increase from the second quarter of 1997 to the second quarter of 1998 was due to normal seasonal fluctuations. The Company has inventory categories at varying markups; if one sales category increases compared to another, the cost of goods can be affected.

         During the quarter ended June 30, 1998, selling, general and administrative expenses increased when compared to the second quarter of 1997 by $169,448 (approximately 15.1%). As a percentage of sales, selling, general and administrative expenses increased slightly from approximately 57.3% during the second quarter of 1997 to approximately 57.8% during the second quarter of 1998. Management believes that this increase was due to the cost of operating the four new stores opened in 1997, the one time costs associated with downsizing the Kenosha location, the costs of opening and operating the two locations opened during the first six months of 1998 and the preliminary costs associated with opening two additional locations in July 1998 (Grapevine, Texas, and Ontario, California).

         Results of operations and expense to revenues ratios were generally affected by the following three items during the period. First, management anticipated higher sales at the Kenosha and St. Thomas locations than actually occurred during the first months of their respective operations. This resulted in the expenses to sales ratios being higher. Management has downsized the Kenosha location and revenues have improved; however fixed overhead is not anticipated to be reduced until the first quarter of 1999 when management believes that the Kenosha store will relocate to new smaller premises within the same foot traffic corridor of this mall.

         Second, the St. Thomas store opened in a new mall and, until August of 1998, was the only tenant open in the mall. Other Tenants are now opening in anticipation of the upcoming tourist season. Revenues at this location have begun to increase. Management chose to open the St. Thomas location when it did, to obtain favorable lease terms and believes that the lease terms obtained will counter the initial results of operations from this location.

         Third, the two St. Croix locations (copy jewelry and fine jewelry), usually high revenue producers, experienced reduced foot traffic and revenues as a result of significantly fewer Cruise ships visiting this island. Management believes, but cannot assure, that this is a temporary trend.

         Revenues Same Store Locations.

         As of June 30, 1997, the Company operated 22 locations (which included Steinbeck Lady) that were also in operation at June 30, 1998: two in New
Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Portland, one in Branson, one in Minneapolis, one in Laughlin, two in St Croix, one in Oahu, one in Kenosha, one in Anchorage (California) and one in Gilroy. Revenues from the above mentioned locations for the quarter ended June 30, 1998 increased approximately 6% from the same period in 1997. Management believes that this increase in same store revenues was due primarily to management's efforts to increase in-store foot traffic.

         Management does not believe that the year 2000 problem will have any material adverse affects on the Company's operations or revenues. In 1994, the Company adjusted its Point of Sale and Inventory Control software in light of the year 2000 problem. The foregoing software now utilizes a database management system which provides date management tools. Mathematical date calculations were changed to store date information in an eight character field (YYYYMMDD). In 1996, the credit card authorization modules were adjusted to avoid potential issues from the year 2000 problem. Although years continue to be expressed in two digits, any two digits prior to 96 will be read as expiring in the 2000s rather than the 1900s. The Company plans to check with its credit card processors to confirm that their systems are year 2000 compliant.

         During the quarter ended June 30, 1998, the Company maintained an inventory that provided a turnover ratio of 1:1. Management believes that this level is appropriate for its plan of operation, including opening new locations out of inventory on hand and maintaining its strategy of replacing inventory sold at its retail locations within a 2-3 day time frame. Management reviews items on hand, on a regular basis, to determine slow moving items, then discounts the price of those items so they are sold at a price that still generates a positive gross margin. Accordingly, management does not believe that its current inventory turnover ratio is indicative of impaired or slow-moving inventory. The inventory turnover ratio for the quarter ended June 30, 1997 was 1.12:1. Management believes that this slight change in the ratio between the quarters ended June 30, 1997 and 1998 was due to the anticipated increase in the pace of store openings.

Liquidity and Capital Resources

         As of June  30,  1998,  the  Company  had  $1,524,643  in cash and cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$4,905,646.

         In October 1997, the Company announced plans for a 50 store expansion over a three year period, including approximately 25 stores by the end of 1999. Pursuant to the Company's expansion plan, the Company opened one additional store (St. Thomas, U.S. Virgin Islands) during the remainder of 1997; and four stores (Birch Run, Michigan, Michigan City, Indiana, Grapevine, Texas, and Ontario, California) during the first seven months of 1998. At this point, the Company anticipates opening approximately three additional stores during the remainder of 1998. The Company has signed leases for two additional stores, one in Hawaii (copy jewelry) and one in the US Virgin Islands (fine jewelry), and is negotiating a lease for a copy jewelry store on the west coast of Florida. Management believes that the store to be opened at Universal Studios in Orlando, Florida, previously anticipated to open in October 1998, will open in February 1999. The anticipated opening date has been pushed back due to delays in the construction of Universal City Walk. As a result of these delays, management does not believe that the Company will obtain possession of its premises until at least December 1, 1998.

         The cost of opening new stores generally ranges from approximately $120,000 to $140,000, depending upon a number of factors. Management estimates that it will cost approximately $830,000 to open the five locations anticipated to be opened between July 1998 (including the two stores opened in July 1998) and the end of the current fiscal year and the Universal Studios store (now scheduled for February 1999). Based upon past experience, to open the remaining 17 stores by the end of 1999, management anticipates that it will need approximately $2,400,000. It is anticipated that the opening of additional new stores will be funded from current cash reserves, revenues and bank and/or equity financing. In this regard, the Company has an advance line of credit up to $2,000,000 from Comerica Bank to open new stores and the Company's subsidiary, Elegant Illusions, Inc. (California), has a $350,000 revolving line of credit from Comerica Bank for working capital purposes. These lines of credit are collateralized by the Company's assets and the Company is required to maintain certain financial ratios and covenants. As of June 30, 1998 and the date hereof, no funds had been advanced on the these lines of credit.

         Additional Company management and administrative staff to handle the increased operations that will result from the planned expansion will be funded from revenues.

         No assurance can be given that the Company will be able to secure additional bank and/or equity financing over and above its current resources, if required. Completion of the Company's planned store expansion may be dependant on the Company's ability to obtain adequate financing on acceptable terms. In addition, no assurance can be given as to the actual number or location of stores that the Company will open in the future.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

                           None.


Item 2.  Changes in Securities and Use of Proceeds

                           In May 1998, the Company raised $720,000 from the sale of 800,000 shares in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The Company plans to use the proceeds from this private offering for the opening of new stores pursuant to its expansion plans.


Item 3.  Defaults Upon Senior Securities

                           None.


Item 4.  Submission of Matters to a vote of Security Holders

                           None.

Item 5.  Other Information

                           During the six months ended June 30, 1998, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, the Company repurchased an aggregate of 186,200 shares of its Common Stock in the open market. The Company repurchased 93,100 shares during 1997. The Board of Directors plans to return all of these shares to the status of authorized but unissued shares of the Company's Common Stock.


Item 6.  Exhibits and Reports on Form 8-K

                           None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ELEGANT ILLUSIONS, INC.



Dated: August 13, 1998         /S/James Cardinal
                                  ---------------------------------------
                                  James Cardinal, Chief Executive Officer




                               /S/ Tamara Gear
                                   ----------------------
                                   Tamara Gear, Treasurer