Form 10QSB
period 1998-09-30
ELEGANT ILLUSIONS INC /DE/
filed 1998-11-12
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

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

                               Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

        Class                                  Outstanding at September 30, 1998
-----------------------                        ---------------------------------
Common Stock, par value                                 18,234,338 Shares1
    $.001 per share

     Transitional Small Business Format (check one); Yes _____ No __X__

----------------------
     1 Includes 186,200 treasury shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and nine months ended September 30, 1998.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1997.

     The results reflected for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year.

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     Sepetember 30, December 31,
                                                          1998          1997
                                                     -------------- ------------
                                                      (Unaudited)  (Derived from
                                                                      Audited
                                                                     Financial
                                                                    Statements)
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                          $1,162,949    $1,321,448
    Accounts receivable                                   449,697       357,124
    Income tax receivable                                       0        82,192
    Inventory                                           3,149,941     2,424,755
    Prepaid expenses                                      239,914        90,427
                                                       ----------    ----------
       TOTAL CURRENT ASSETS                             5,002,502     4,275,946


PROPERTY AND EQUIPMENT, NET                             1,647,263     1,216,353

OTHER ASSETS                                               94,712        91,002
                                                       ----------    ----------
                                                       $6,744,476    $5,583,301
                                                       ----------    ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                 117,103      $113,751
    Income taxes payable                                   24,640             0
                                                       ----------    ----------
                                                          141,743       113,751

DEFERRED INCOME TAXES                                     127,871       127,871
                                                       ----------    ----------

       TOTAL LIABILITIES                                  269,614       241,622
                                                       ----------    ----------

STOCKHOLDERS' EQUITY
    Common stock-authorized 30,000,000 shares,
     $.001 par value, issued and outstanding
     18,234,338 shares in 1998 and 17,434,338 in 1997      18,234        17,434
    Additional paid in capital                          3,697,421     2,978,221
    Retained earnings                                   2,843,215     2,392,080
    Less treasury stock at cost (186,200 shares in
     1998 and 93,100 shares in 1997)                      (84,008)      (46,056)
                                                       ----------    ----------
                                                        6,474,862     5,341,679
                                                       ----------    ----------
                                                       $6,744,476    $5,583,301
                                                       ----------    ----------


      See Accompanying Notes to Consolidated Condensed Financial Statements

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                          1998          1997
                                                    -------------  ------------
REVENUES                                               $2,320,587    $2,134,037

COST OF GOODS SOLD                                        701,619       708,584
                                                    -------------  ------------
GROSS PROFITS                                           1,618,968     1,425,453

SELLING, GENERAL AND ADMINISTRATION                     1,155,883     1,185,931
                                                    -------------  ------------
INCOME BEFORE INCOME TAXES                                463,084       239,522

PROVISION FOR INCOME TAXES                                175,771        96,000
                                                    -------------  ------------
NET INCOME                                               $287,314      $143,522
                                                    =============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING                    18,048,000    17,434,000
                                                    =============  ============

BASIC AND DILUTED INCOME PER SHARE                          $0.01         $0.01
                                                    =============  ============


      See Accompanying Notes to Consolidated Condensed Financial Statements

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                          1998          1997
                                                     ------------   -----------
REVENUES                                               $6,718,492    $5,998,393

COST OF GOODS SOLD                                      2,037,164     1,857,812
                                                     ------------   -----------
GROSS PROFITS                                           4,681,328     4,140,581

SELLING, GENERAL AND ADMINISTRATION                     3,960,193     3,569,241
                                                     ------------   -----------
INCOME BEFORE INCOME TAXES                                721,134       571,340

PROVISION FOR INCOME TAXES                                270,000       229,000
                                                     ------------   -----------
NET INCOME                                               $451,134      $342,340
                                                     ============   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                    17,937,000    17,434,000
                                                     ============   ===========

BASIC AND DILUTED INCOME PER SHARE                          $0.03         $0.02
                                                     ============   ===========


      See Accompanying Notes to Consolidated Condensed Financial Statements

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                           1998          1997
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                           $451,134      $342,340
    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                      293,314       211,246
       Changes in operating assets and liabilities:
         (Increase) Decrease in:
           Accounts receivable                            (92,573)     (104,191)
           Inventory                                     (725,186)     (232,374)
           Prepaid expenses                              (149,487)      (59,580)
         Increase (Decrease in):
           Accounts payable and accrued expenses            3,352         6,481
           Income taxes payable                          $106,832      (256,549)
                                                        ---------     ---------
NET CASH PROVIDED BY OPERATIONS                          (112,614)      (92,627)
                                                        ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                   (720,679)     (489,620)
    Other assets                                           (7,255)          419
                                                        ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                    (727,934)     (489,201)
                                                        ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES
    Repayment of note payable                                           (20,000)
    Sale of common stock                                  720,000
    Purchase of treasury stock                            (37,952)
                                                        ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                     682,048       (20,000)
                                                        ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                (158,499)     (601,828)

CASH AND CASH EQUIVALENT BALANCE,
    Beginning of period                                 1,321,448     1,886,297
                                                        ---------     ---------
CASH AND CASH EQUIVALENT BALANCE,
    End of period                                      $1,162,949    $1,284,469
                                                        =========     =========


      See Accompanying Notes to Consolidated Condensed Financial Statements

                    ELLEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


COMMENTS

The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Elegant Illusions, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1997 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Results of Operations

     Sales for the quarter ended September 30, 1998 increased $186,550 or 8.7% when compared to the quarter ended September 30, 1997.

     Management believes that the increase in sales was due to the addition of one location (St. Thomas) during the remainder of 1997; and five additional locations opened during the first nine months of 1998 (Birch Run, Michigan, Michigan City, Indiana, Grapevine, Texas, Ontario, California and Maui, Hawaii).

     As of September 30, 1997, the Company operated 22 retail locations and as of September 30, 1998, the Company operated 28 retail locations.

     The Costs of goods as a percentage of revenues decreased from 33.2% in the third fiscal quarter of 1997 to 30.2% in the third fiscal quarter of 1998; and, the cost of goods as a percentage of revenues during the nine month period ended September 30, 1997 decreased from 31.0% to 30.2% for the nine month period ended September 30, 1998. Management believes that these decreases were due to normal seasonal fluctuations. The Company has inventory categories at varying markups; if one sales category increases compared to another, the cost of goods can be affected.

     During the quarter ended September 30, 1998, selling, general and administrative expenses decreased when compared to the third quarter of 1997 by $30,048 (approximately 2.5%). As a percentage of sales, selling, general and administrative expenses decreased from approximately 55.6% during the third quarter of 1997 to approximately 49.8% during the third quarter of 1998. Management believes that this decrease was due to the Company's ability to stabilize the turnover of store managers; reduce all costs associated with replacing and training managers; and reduce advertising expenditures and public relations activities.

Revenues Same Store Locations.

     As of September 30, 1997, the Company operated 22 locations that were also in operation at September 30, 1998: two in New Orleans, three in Monterey, one in Old Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Portland, one in Branson, one in Minneapolis, one in Laughlin, two in St Croix, one in Oahu, one in Kenosha, one in Gilroy and one in Tulare. Revenues from the above mentioned locations for the quarter ended September 30, 1998 decreased approximately 6% from the same period in 1997. Management believes that this decrease in same store revenues was consistent with soft revenues generally experienced by retailers during this period. Management does not believe that the Company's same store results of operations for this quarter are indicative of any trend.

Year 2000 Compliance

     Many currently installed computer systems and software products use two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations.

     Management does not believe that the year 2000 problem will have any material adverse affects on the Company's operations or revenues. In 1994, the Company adjusted its Point of Sale and Inventory Control software in light of the year 2000 problem. The foregoing software now utilizes a database management system which provides date management tools. Mathematical date calculations were changed to store date information in an eight character field (YYYYMMDD). In 1996, the credit card authorization modules were adjusted to avoid potential issues from the year 2000 problem. Although years continue to be expressed in two digits, any two digits prior to 96 will be read as expiring in the 2000s rather than the 1900s. The Company has confirmed with its credit card processors that their systems are year 2000 compliant.

     During the quarter ended September 30, 1998, the Company maintained an inventory that provided a turnover ratio of 1:0.97. Management does not believe that it's current inventory turnover is indicative of impaired or slow-moving inventory. Management notes that the Company has opened six locations this year and has not had the opportunity of a full year's sales nor has it had the opportunity of the Christmas selling season as of the end of the third Quarter.

     Management believes that it's current inventory turnover ratio of 1:0.97 is appropriate for it's plan of operation, including opening new locations out of inventory on hand and maintaining its strategy of replacing inventory sold at its retail locations within a 2-3 day time frame. Management reviews items on hand, on a regular basis, to determine slow moving items, then discounts the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the quarter ended September 30, 1997 was 1:1.05. Management believes that this slight change in the ratio between the quarters ended September 30, 1997 and 1998 was due to the anticipated increase in the pace of store openings.

Liquidity and Capital Resources

     As of  September  30,  1998,  the Company had  $1,162,949  in cash and cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$4,860,759.

     In October 1997, the Company announced plans for a 50 store expansion over a three year period, including approximately 25 stores by the end of 1999. Pursuant to the Company's expansion plan, the Company opened one additional store (St. Thomas, U.S. Virgin Islands) during the remainder of 1997; five stores (Birch Run, Michigan, Michigan City, Indiana, Grapevine, Texas, Ontario, California and Maui, Hawaii) during the first three Quarters of 1998; and one store, Seaport fine Jewelers in St. Thomas, Virgin Islands, subsequent to the end of the third Quarter. At this point, the Company anticipates opening one additional store (Naples, Florida)s during the remainder of 1998.

     Management believes that the store to be opened at Universal Studios in Orlando, Florida, previously anticipated to open in February 1999, will open in March 1999. The anticipated opening date has been pushed back due to delays in the construction of Universal City Walk. As a result of these delays, management does not believe that the Company will obtain possession of its premises until at least December 1, 1998.

     The cost of opening new stores generally ranges from approximately $120,000 to $140,000, depending upon a number of factors. Management estimates that it will cost approximately $270,000 to open the Naples, Florida and the Universal Studios store. Based upon past experience, to open the remaining 16 stores by the end of 1999, management anticipates that it will need approximately $2,400,000.

     It is anticipated that the opening of additional new stores will be funded from current cash reserves, revenues and bank and/or equity financing. In this regard, the Company has an advance line of credit up to $2,000,000 from Comerica Bank to open new stores and the Company's subsidiary, Elegant Illusions, Inc. (California), has a $350,000 revolving line of credit from Comerica Bank for working capital purposes. These lines of credit are collateralized by the Company's assets and the Company is required to maintain certain financial ratios and covenants. As of September 30, 1998 and the date hereof, no funds had been advanced on either of these lines of credit.

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


                                         ELEGANT ILLUSIONS, INC.


                                     /s/ James Cardinal
Dated: November 12, 1998                 ---------------------------------------
                                         James Cardinal, Chief Executive Officer



                                     /s/ Tamara Gear
                                         ---------------------------------------
                                         Tamara Gear, Treasurer