Form 10KSB
period 1998-12-31
ELEGANT ILLUSIONS INC /DE/
filed 1999-03-24
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
Commission File No.0-28128

                             ELEGANT ILLUSIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                   88-0282654
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 542 Lighthouse Ave., Suite 5, Pacific Grove, CA          93950
------------------------------------------------       ----------
     (Address of principal executive offices)          (Zip Code)

Issuer's telephone number  (408) 649-1814
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

                                                        Yes  X      No
                                                           -----      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

The Issuer's revenues for its fiscal year ended December 31, 1998 were $9,706,816.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the closing bid price of such stock, as of March 19, 1999 is $2,857,153 based upon $1.625 multiplied by the 1,758,248 Shares of Registrant's Common Stock held by non-affiliates1.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 1999 is 6,084,379 shares, all of one class of $.001 par value Common Stock.

The information required by Items 9, 10, 11 and 12 under Part III of this report is incorporated by reference from the issuer's definitive proxy statement for its 1999 Annual Meeting of Stockholders (to be filed with the Commission not later than April 30, 1999).

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                               -----     -----

1) Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

                             ELEGANT ILLUSIONS, INC.
                             -----------------------
                                   Form 10-KSB
                          Year Ended December 31, 1998

                                Table of Contents
                                -----------------
PART I                                                                Page
------                                                                ----

Item 1.  Description of Business.........................................1


Item 2.  Description of Properties.......................................4

Item 3.  Legal Proceedings...............................................5


Item 4.  Submission of Matters to a Vote of

               Security Holders..........................................5


Part II
-------

Item 5.  Market for Common

               Equity and Related Stockholder Matters....................6


Item 6.  Management's Discussion and Analysis of

               Financial Condition and Results of Operations.............7

Item 7.  Financial Statements...........................................12


Item 8.  Changes in and Disagreements with
               Accountants on Accounting and

                 Financial Disclosures..................................13


Part III
--------

Item 9.  Directors, Executive Officers, Promoters
               and Control Persons; Compliance with

                 Section 16(a) of the Exchange Act......................13

Item 10. Executive Compensation.........................................13


Item 11. Security Ownership of Certain Beneficial

               Owners and Management....................................13


Item 12. Certain Relationships and Related

               Transactions.............................................13

Item 13. Exhibits and Reports on Form 8-K...............................13

Signatures..............................................................14

Supplemental Information................................................15


Financial Statements...................................................F-1

                                     PART I

Item 1.      Description of Business.

General

     Elegant Illusions, Inc. (the "Company"), through its wholly-owned subsidiary, Elegant Illusions, Inc, a California corporation (the "Subsidiary"), is primarily in the retail copy jewelry business and currently owns and operates 26 retail copy jewelry stores, three fine jewelry stores and one fine art gallery.

    The retail copy jewelry stores are located in:

California                 Indiana                  Texas
     Gilroy,                    Michigan City            Grapevine
     Monterey
       (two stores),       Louisiana                U.S. Virgin Islands
     Ontario,                   New Orleans              St. Croix and
     Palm Springs,                                       St. Thomas (two stores)
     Sacramento,           Michigan
     Santa Barbara,             Birch Run           Utah
     San Diego,                                          Salt Lake City
     San Francisco         Minnesota
       (two stores) and         Minneapolis         Wisconsin
     Tulare                                              Kenosha
                           Missouri
Florida                         Branson
      Miromar
                           Nevada
Hawaii                          Laughlin
     Maui and
     Oahu



     One of the fine jewelry stores (which includes a handcraft, jewelry and gift store) is located in Monterey, the other fine jewelry stores are located in St. Croix and St. Thomas.

     The fine art gallery is located in New Orleans.

     In January 1999, the Company opened an additional copy jewelry location in St. Thomas at the Royal Dane Mall. It also closed the Portland, Oregon location where the Company's lease expired and the landlord chose not to renew as it had a tenant willing to pay higher rent. These post December 31, 1998 events are reflected above.
                                       1

     In 1997 we announced a 50 store expansion. In this regard, we opened four locations in 1997, seven in 1998 and one in January 1999. However, management has elected to shift its focus from opening new locations to bolstering revenues from existing stores. As a result, the Company is limiting its expansion plans at this time and only open an additional three locations during the remainder of 1999.

     Management has slowed the Company's store expansion plans because it was not effective in containing costs at already established locations or locations opened in 1998. In addition, two locations opened in 1998 are performing below our expectations and four established locations are experiencing substantial downturns in sales.

     The two new locations not performing to expectations are Grapevine, Texas and Ontario, California. Management has negotiated with landlord to close the Ontario location in or about June 1999.

     The four established locations experiencing revenue declines are Oahu, Hawaii, two locations in St. Croix (copy jewelry and fine jewelry) and one in San Francisco. At these locations, revenues were down approximately 21%, 38%, 26% and 28%, respectively.

     Management believes that these declines in revenues resulted from:



Hawaii: The ownership of the mall in which the Company's store is located went through a bankruptcy in 1998 and, subsequently, changed ownership. This mall was subject to negative publicity during the bankruptcy. Management has negotiated more favorable terms with the new owners of the mall. These terms will take effect April 1, 1999. The new owners of the mall are working to increase traffic flow, something the prior owners did not do, and reopen the clock tower. The clock tower is a major local and tourist attraction. Management believes, but cannot assure, that these measures will result in a reduction in operating losses at this location.

St.  Croix:    This  Island  experienced  a downturn in  tourism,  primarily  in
               Cruise Ship visits which resulted in lower than expected foot traffic to these locations. Management does not anticipate a change in this situation for the foreseeable future unless gambling (which has been approved, but has not been implemented) comes to the island.

San Francisco: The ownership of the mall in which the Company's store is located changed in 1998. The new landlord elected to restructure the tenant mix at the mall and vacated tenants from locations adjacent to that of the Company's store. Management anticipates, but cannot assure, that these vacancies will be filled in the near future which should increase foot traffic and, in turn, revenues. In addition, the landlord has granted the Company's request to install new interactive signage. Management believes that this new signage will draw foot traffic to the center of the mall where the Company's store is located.

     Management believes that it can effectively increase revenues and profits by increasing sales at existing locations with new products and by reducing operating costs.

Types of Stores

     The copy jewelry stores sell copies of fine jewelry including rings, pendants, earrings, necklaces, bracelets, pearl enhancers and ear charms manufactured in 14 carat gold, sterling silver vermeil, gold bonded brass or gold bonded white metal. By using synthetic and laboratory grown stones, the Company offers copy jewelry at a fraction of the cost of real fine jewelry.

     The fine jewelry stores, Steinbeck Jewelers (Monterey), Kings Alley Jeweler (St. Croix) and Seaport Jewelers (St. Thomas), sell fine jewelry including rings, pendants, earrings, necklaces, bracelets, manufactured in 10 carat, 12 carat and 14 carat gold and other precious metals set with precious and semi-precious stones.

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

Purchase of Inventory

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

Marketing

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

Competition

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

Employees

     At March 22, 1999, the Company had approximately 172 employees, an increase of 49 employees since March 1998. These employees include the Company's three officers, five regional managers, one national sales manager, 24 store managers, two training managers, 118 sales personnel, one retail computer systems manager, one art department manager, one office manager and 16 clerical personnel.


Item 2.      Description of Properties.


     The Company's executive offices are located at 542 Lighthouse Ave., Suite 5, Pacific Grove, California 93950. The facility consists of approximately 10,100 square feet. Utilized approximately as follows:


                                                   Square
Usage                                             Footage
-----                                             -------

Executive office space ........................       700
Administrative space ..........................     1,100
art production and reproduction ...............     2,500
New facility assembly .........................     1,700
Manager training ..............................       800
Warehouse space ...............................     2,500
Computer and file space .......................       900
                                                   ------
                                                   10,100

     The facility is leased from an unaffiliated party pursuant to a two year lease that expires on February 28, 2001. Pursuant to the lease the entire base rent for the 24 month term of $109,000 was paid in March 1999. Management believes that the current executive facilities are sufficient for its needs over the next few years.

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

Item 4.      Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1998.

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

     The following tables set forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis for the past two fiscal years as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). The prices do not take into account the one-for-three reverse split of the Common Stock effected in January 1999.


                                                               Bid Prices
                                                         ---------------------
                                                           High          Low
                                                         -------       -------
Period - Fiscal Year 1997
-------------------------

First Quarter ending March 31, 1997 ................     2.875         1.25
Second Quarter ending June 30, 1997 ................     1.6875        0.6875
Third Quarter ending September 30, 1997 ............     1.1875        0.6525
Fourth Quarter ending December 31, 1997 ............     0.90625       0.40625

Period - Fiscal Year  1998
--------------------------

First Quarter ending March 31, 1998 ................     0.59375       0.21875
Second Quarter ending June 30, 1998 ................     1.46875       0.50
Third Quarter ending September 30, 1998 ............     0.9375        0.5625
Fourth Quarter ending December 31, 1998 ............     0.875         0.50

(b) Holders -- There were approximately 97 holders of record of the Company's Common Stock as of March 22, 1999 inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).


(c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

     On February 27, 1998, the Company received a letter from NASDAQ informing the Company that Company was not in compliance with NASDAQ's $1.00 minimum bid maintenance requirement. To maintain the listing of the Company's Common Stock on NASDAQ, the Company effected a one-for-three reverse split of its outstanding share which resulted in an increase in the bid for the Company's Common Stock to over $1.00 per share. All references in this report to numbers of shares have been adjusted to reflect the reverse split, unless the text specifically indicates otherwise. By letter dated March 12, 1999, NASDAQ determined to continue the listing of the Company's Common Stock, subject to its right to change its determination should conditions dictate. If the Company's Common Stock is delisted from NASDAQ, stockholders' ability to resell their shares of Company stock and/or the price at which such shares could be resold could be adversely affected.

     In March 1996, the Company sold 202,021 shares of its Common Stock to a foreign investor for gross proceeds of $1,000,000 and paid a commission of $50,000 on the transaction. The sales of these shares was exempt from registration by reason of the exemption provided by Regulation S promulgated under the Securities Act of 1933 (the "Act").

     In April 1996, the Company sold 33,334 shares of its Common Stock to a supplier in exchange for inventory valued at $200,000. The sales of these shares was exempt from registration by reason of the exemption provided by Rule 506 of Regulation D promulgated under the Act.

     During 1997 and 1998, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, the Company repurchased an aggregate of 33,033 shares and 62,067 shares, respectively, of its Common Stock in the open market.


     In May 1998, the Company raised $720,000 from the sale of 266,667 shares in a private placement to one investor. The sales of these shares was exempt from registration by reason of the exemption provided by Rule 506 of Regulation D promulgated under the Act. In addition, the Company issued 68,334 shares to consultants for public relations services. The sales of these shares was exempt from registration by reason of the exemption provided by Section 4(2) of the Act.


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

Results of Operations

Fiscal Year ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

     Sales for the year ended December 31, 1998 increased $1,321,109 or 15.8% when compared to the year ended
December 31, 1997.

     Management believes that the increase in sales was due to the addition of seven locations in 1998 (Birch Run, Michigan City, Grapevine, Ontario, Maui, Miromar and St. Thomas) and a full year of operations at the four stores opened in 1997 (Gilroy, Kenosha, Tulare and St. Thomas).

     As of December 31, 1997, the Company operated 23 retail locations and as of December 31, 1998, the Company operated 30 retail locations. In January 1999, the Company opened an additional copy jewelry location in St. Thomas at the Royal Dane Mall. It also closed the Portland, Oregon location where the Company's lease expired and the landlord chose not to renew as it had a tenant willing to pay higher rent.

     The Costs of goods as a percentage of revenues increased slightly from 29.2% in fiscal 1997 to 31.2% in fiscal 1998.


     During fiscal 1998, selling, general and administrative expenses increased when compared to fiscal 1997 by $1,066,155 (approximately 22.8%). A significant portion of this increase ($205,000 or 19.2% of the increase) was due to the issuance of consultants' shares, a non-recurring event with no impact on cash flow (see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters"). As a percentage of sales, selling, general and administrative expenses increased from approximately 55.8% during 1997 to approximately 59.2% during 1998. Absent the non-recurring event mentioned above, selling, general and administrative expenses as a percentage of sales during fiscal 1998 would have been approximately 57.1% (an increase of 1.3%). Management believes that this increase was primarily the result of the expenses incurred in (a) operating the four stores opened in 1997 for a full year; and (b) opening and operating the seven new stores opened in 1998. Expenses incurred in setting up and commencing operations at new locations are non-recurring and are fully expensed when incurred.


     As discussed in "Item 1. Business," two of the new locations opened in 1998, Grapevine, Texas and Ontario, California, are not performing to expectations. Management has negotiated with landlord to close the Ontario location in or about June 1999.

     Management believes that it can effectively increase revenues and profits by increasing sales at existing locations and by reducing operating costs.

     To generate increased sales, the Company plans to add new products to its inventory and conduct one-on-one training of its managers and sales staff.

     With regard to reducing operating costs:

               In September 1998, management identified a problem with payroll cost control and implemented a software system to manage this. This system identifies locations, on a payroll-by-payroll basis, that are not keeping payroll within the designed budget for that location.

               In September 1998, management also began the process of not renewing certain advertising contracts.

               Management has identified "freight" as an operating expense that is increasing as a percentage of sales and is currently examining its policies and procedures, particularly in the areas of distribution of product from the Company's warehouse to its stores and "customer special orders," to find cost savings.

     Revenues same store locations.

     As of December 31, 1997, the Company operated 23 locations that were also in operation at December 31, 1998: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Portland, one in Branson, one in Minneapolis, one in Laughlin, one in Gilroy, one in Kenosha, one in Tulare, two in St Croix one in St. Thomas and one in Oahu. 20 of these locations operated for the full 12 month periods in fiscal 1997 and 1998. Revenues from these 20 locations for the year ended December 31, 1998, decreased approximately 4% from the same period in 1997. Management believes that this decrease in same store revenues was due primarily to decreased revenues at the location in Oahu, one of the locations in San Francisco and the two locations in St. Croix (copy jewelry and fine jewelry). At these locations, revenues were down approximately 21%, 28%, 38% and 26%, respectively. For a discussion of the reasons for these declines in revenues, see "Item 1. Business - General." Absent revenues from these four locations, same store revenues increased approximately 1% in 1998 compared to 1997.

     Inventory Turnover Ratios

     During fiscal 1998, the Company maintained an inventory that provided a turnover ratio of 1.20. Management does not believe that it's current inventory turnover is indicative of impaired or slow-moving inventory. Management notes that the Company opened seven locations during 1998 and has not had the opportunity of a full year's sales.

     Management believes that it's current inventory turnover ratio of 1.20 is appropriate for it's plan of operation, including opening new locations out of inventory on hand and maintaining its strategy of replacing inventory sold at its retail locations within a 2-3 day time frame. Management reviews items on hand, on a regular basis, to determine slow moving items, then discounts the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for fiscal 1997 was 1.11. Management believes that this improvement in the ratio between fiscal 1997 and fiscal 1998 was due to management's efforts to more effectively manage inventories.

     Recent Accounting Pronouncements

     In June of 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards, No. 130, Reporting Comprehensive Income, and No. 131, Disclosures About Segments of an Enterprise and Related Information, effective for years beginning after December 15, 1997. In February 1998, FASB issued Statement of Financial Accounting Standards, No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, effective for years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. FAS 132 establishes standards for reporting disclosures about pensions and postretirement benefit plans.


     Effective January 1, 1998, the Company adopted FAS 130, FAS 131 and FAS 132; however, the adoption has not had a material effect on the Company's consolidated financial statements.


     SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensations cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

     In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities". Costs of start-up activities, including organization costs, should be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect adoption of SOP No. 98-5 to have a material effect, if any, on its financial position or results of operations.

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

Liquidity and Capital Resources

     As of  December  31,  1998,  the Company  had  $1,560,403  in cash and cash
equivalents  and  its  current  assets  exceeded  its  current   liabilities  by
$4,862,655.

     In 1997 we announced a 50 store expansion. In this regard, we opened four locations in 1997, seven in 1998 and one in January 1999. However, management has elected to shift its focus from opening new locations to bolstering revenues from existing stores. As a result, the Company is limiting its expansion plans at this time and only plans to open three locations (in addition to the St. Thomas store opened in January 1999) during the remainder of 1999. For a discussion of this change in focus, see "Item 1. Business - General."

     The anticipated opening of a store to be located at Universal Studios in Orlando, Florida continues to be delayed due to delays in the construction of Universal City Walk. We now anticipate that this store will open at the end of May or beginning of June 1999.

     The cost of opening new stores generally ranges from approximately $120,000 to $140,000, depending upon a number of factors. It is anticipated that the opening of additional new stores will be funded from current cash reserves, revenues and bank and/or equity financing. In this regard, the Company has a commitment for a line of credit up to $2,000,000 from Comerica Bank to open new stores and the Company's subsidiary, Elegant Illusions, Inc. (California), has a commitment for a $350,000 revolving line of credit from Comerica Bank for working capital purposes. These lines of credit would be collateralized by the Company's assets and the Company would be required to maintain certain financial ratios and covenants. The commitment expires on April 30, 1999. The Company had a line of credit up to $2,000,000 and its subsidiary had a $350,000 revolving line of credit, both from Comerica Bank. These credit lines expired in January 1999. As of December 31, 1998 no funds had been advanced on either of these lines of credit.

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

                             ELEGANT ILLUSIONS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED December 31, 1998

                                      INDEX
                                                                     Page No.
                                                                     --------

Report of Independent Auditor ........................................ F-1

Consolidated Balance Sheets - December 31, 1997 and 1998 ............. F-2

Consolidated Statements of Operations for the
Years Ended December 31, 1997 and 1998 ............................... F-3

Consolidated Statement of Stockholders'
Equity for the Years
Ended December 31, 1997 and 1998 ..................................... F-4

Consolidated Statements of Cash Flows for the
Years Ended December 31, 1997 and 1998 ............................... F-5

Notes to Consolidated Financial Statements ........................... F-6

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

                                    PART III
                                    --------

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          compliance with Section 16(a) of the Exchange Act.

     The information required by this Item 9 is set forth in the section entitled "Election of Directors" in the Company's definitive proxy statement for its 1999 Annual meeting of Stockholders (the "Proxy Statement"), and is incorporated herein by this reference.

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

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits
--------

   3.a    Certificate  of  Incorporation  of the Company (1)
   3.b    Amendment to the Certificate  of  Incorporation  of the  Company  (1)
   3.c    Amendment  to the Certificate of  Incorporation  of the Company (3)
   3.d    By-Laws of the Company (1)
   3.e Amendment to the Certificate of Incorporation of the Company concerning the reverse stock split

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


Reports of Form 8-K
-------------------

     Form 8-K filed January 4, 1999.

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

                                                      ELEGANT ILLUSIONS, INC.

 Dated:  March 24, 1999                         By:   /s/ James Cardinal
                                                      -------------------------
                                                      James Cardinal,
                                                      Chief Executive Officer,

                                                      /s/ Tamara Gear
                                                      -------------------------
                                                      Tamara Gear, Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURES                      TITLE              DATE


/s/ James Cardinal              Director        March 24, 1999
------------------
    James Cardinal

/s/ Gavin Gear                  Director        March 24, 1999
------------------
    Gavin Gear

/s/ Tamara Gear                 Director        March 24, 1999
------------------
    Tamara Gear
                                Director        March __, 1999
------------------
 Janet Heinze
                                Director        March __, 1999
------------------
 Keith Brandon

                            SUPPLEMENTAL INFORMATION

     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998

                                                                        Page
                                                                        ----

Report of Independent Auditor .......................................... F-1

Consolidated Balance Sheets at December 31, 1997 an 1998 ............... F-2

Consolidated Statements of Operations -
     Years Ended December 31, 1997 and 1998 ............................ F-3

Consolidated Statements of Stockholders' Equity -
     Years Ended December 31, 1997 and 1998 ............................ F4

Consolidated Statements of Cash Flows -
    Years Ended Decmeber 31, 1997 and 1998 ............................. F-5

Notes to Consolidated Financial Statements ............................. F-6

                          REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders
Elegant Illusions, Inc.

I  have  audited  the  accompanying   consolidated  balance  sheets  of  Elegant
Illusions, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elegant Illusions, Inc. and Subsidiaries as of December 31, 1997 and 1998 and the consolidated results of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                                         Jeffrey S. Gilbert, CPA

Los Angeles, California
March 17, 1999

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998


                                                                                           1997           1998
                                                                                       -----------    -----------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents ......................................................   $ 1,321,448    $ 1,560,403
    Accounts receivable (net of allowances for
      doubtful accounts of $16,000 in 1998) ........................................       357,124        415,141
    Income taxes receivable (Note 4) ...............................................        82,192        142,800
    Inventory ......................................................................     2,424,755      2,635,870
    Prepaid expenses ...............................................................        90,427        270,685
                                                                                       -----------    -----------

        TOTAL CURRENT ASSETS .......................................................     4,275,946      5,024,899
                                                                                       -----------    -----------

PROPERTY AND EQUIPMENT, NET (Note 2) ...............................................     1,216,353      1,743,134
                                                                                       -----------    -----------

OTHER ASSETS
    Deposits .......................................................................        65,196         65,090
    Patents and trademarks, net of accumulated amortization
      of $1,161 and $3,150 in 1997 and 1998, respectively ..........................         3,563          2,807
    Excess cost over net assets acquired, net of accumulated
      amortization of $18,606 and $14,556 in 1997 and 1998, respectively ...........        22,241         26,291
                                                                                       -----------    -----------

        TOTAL OTHER ASSETS .........................................................        91,002         94,188
                                                                                       -----------    -----------

                                                                                       $ 5,583,301    $ 6,862,221
                                                                                       ===========    ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses ..........................................   $   113,751    $   162,244
    Income taxes payable (Note 4) ..................................................        71,915              -
                                                                                       -----------    -----------

        TOTAL CURRENT LIABILITIES ..................................................       113,751        162,244

DEFERRED INCOME TAXES (Note 4) .....................................................       127,871        152,871
                                                                                       -----------    -----------

        TOTAL LIABILITIES ..........................................................       241,622        315,115
                                                                                       -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Notes 6 and 8)
    Common stock - authorized 30,000,000 shares, $.001 par value,
      issued and outstanding 5,811,446 in 1997 and 6,146,446 in 1998 ...............         5,811          6,146
    Additional paid-in capital .....................................................     2,989,844      3,914,509
    Retained earnings ..............................................................     2,392,080      2,710,459
    Less treasury stock at cost (31,033 shares in 1997 and 62,067 shares in 1998) ..       (46,056)       (84,008)
                                                                                       -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY .................................................     5,341,679      6,547,106
                                                                                       -----------    -----------

                                                                                       $ 5,583,301    $ 6,862,221
                                                                                       ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                   1997         1998
                                             ----------   ----------

REVENUES ..............................      $8,385,707   $9,706,816

COST OF GOODS SOLD ....................       2,452,396    3,030,003
                                             ----------   ----------

GROSS PROFIT ..........................       5,933,311    6,676,813

EXPENSES
    Selling, general and administrative       4,677,435    5,743,590
    Depreciation and amortization .....         311,125      407,369
    Interest expense ..................             347          475
                                             ----------   ----------

        TOTAL EXPENSES ................       4,988,907    6,151,434
                                             ----------   ----------

INCOME BEFORE INCOME TAXES ............         944,404      525,379

PROVISION FOR INCOME TAXES (Note 4) ...         359,000      207,000
                                             ----------   ----------

NET INCOME ............................      $  585,404   $  318,379
                                             ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING ...       5,810,000    5,988,000
                                             ==========   ==========

BASIC EARNINGS PER COMMON SHARE .......      $      .10   $      .05
                                             ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


                             Common Stock
                      ------------------------    Additional
                         Shares                    Paid-in      Retained     Treasury
                      Outstanding     Amount       Capital      Earnings      Stock          Total
                      -----------   ----------    ----------   ----------   ----------    ----------
BALANCE,
  December 31, 1996    5,811,446    $    5,811    $2,989,844   $1,806,676   $             $4,802,331

  Treasury Stock
    purchased .....                                                            (46,056)      (46,056)

  Net income
    for the year ..                                               585,404                    585,404
                      ----------    ----------    ----------   ----------   ----------    ----------

BALANCE
  December 31, 1997    5,811,446         5,811     2,989,844    2,392,080      (46,056)    5,341,679

  Treasury Stock
    purchased .....                                                            (37,952)      (37,952)

  Sale of stock ...      266,667           267       719,733                                 720,000

  Issuance of stock
    for services ..       68,333            68       204,932                                 205,000

  Net income
    for the year ..                                               318,379                    318,379
                      ----------    ----------    ----------   ----------   ----------    ----------

BALANCE
  December 31, 1998    6,146,446    $    6,146    $3,914,509   $2,710,459   $  (84,008)   $6,547,106
                      ==========    ==========    ==========   ==========   ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                                       1997           1998
                                                                   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .................................................   $   585,404    $   318,379
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization ..........................       311,125        407,369
        Expenses related to stock issued for consulting services             -        205,000
        Changes in operating assets and liabilities:
        (Increase) decrease in:
         Accounts receivable ...................................      (166,854)       (58,017)
         Inventory .............................................      (434,581)      (211,115)
         Prepaid expenses ......................................       (44,784)      (180,258)
         Income tax receivable .................................       (82,192)       (60,608)
        Increase (decrease) in:
         Accounts payable and accrued expenses .................        20,924         48,493
        Income taxes payable and deferred income taxes .........       (39,915)        25,000
                                                                   -----------    -----------

        NET CASH PROVIDED BY OPERATING ACTIVITIES ..............       149,127        494,243
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment .........................      (637,688)      (947,491)
    Deposits and other assets ..................................       (10,232)        10,155
                                                                   -----------    -----------

        NET CASH USED IN INVESTING ACTIVITIES ..................      (647,920)      (937,336)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (payments) from bank credit line, net
    Principal reduction of note payable ........................       (20,000)             -
    Payments to stockholders/officers
    Sale of common stock .......................................             -        720,000
    Purchase of treasury stock .................................       (46,056)       (37,952)
                                                                   -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES ..............       (66,056)       682,048
                                                                   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................      (564,849)       238,955

CASH AND CASH EQUIVALENTS BALANCE, Beginning of period .........     1,886,297      1,321,448
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS BALANCE, End of period ...............   $ 1,321,448    $ 1,560,403
                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid ..............................................   $       347    $       475
    Income taxes paid ..........................................   $   480,398    $   242,528

NON-CASH FINANCING ACTIVITY:
    Issuance of shares of common stock in exchange for services              -    $   205,000


          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Description of Business - Elegant Illusions, Inc. was incorporated in Delaware in March 1988. The Company is engaged in the retail sale of fine jewelry in three locations and copy jewelry at locations in California, Nevada, Utah, Minnesota, Missouri, Oregon, Louisiana, Hawaii Wisconsin, Michigan, Indiana, Florida, Texas and U.S. Virgin Islands. Copy jewelry items are replications of fine jewelry, manufactured with synthetic stones set in 14 carat gold, sterling silver vermeil or plated brass. In addition, the Company sells original oil paintings, lithographs and other art in store in New Orleans.

     Principles of Consolidation - The financial statements include the accounts
     of  the  Company  and  its  wholly-owned   subsidiaries.   All  significant
     intercompany transactions and balances have been eliminated.

     Cash and Cash Equivalents - Cash equivalents are purchased short-term highly liquid investments readily convertible to cash with original maturities of no more than three months. There are cash balances in certain Federal insured banks that exceed the maximum insured amounts. However, management of the Company does not consider this a significant risk. As of December 31, 1998, the Company has deposits in excess of the FDIC limit in the amount of approximately $1,236,000.

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

     Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensations cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

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

     Income Taxes - The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Basic and Diluted Loss per Share - Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share, which established simplified standards for computing and presenting earnings per share information. Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which effect would have been dilutive. The Company did not grant options and warrants during 1997 and 1998.

     Start-up Costs - In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities". Costs of start-up activities, including organization costs, should be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect adoption of SOP No. 98-5 to have a material effect, if any, on its financial position or results of operations.

     Advertising - Advertising costs are expensed the first time the advertisement is run. Total advertising and promotion expenses were $259,674 and $255,088 for the years ended December 31, 1997 and 1998, respectively.


2.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1997 and 1998:


                                                                      1997         1998
                                                                  ----------   ----------

     Office furniture, fixtures & equipment ...................   $   93,360   $  161,804
     Store furniture, fixtures & equipment ....................    1,550,423    2,156,526
     Vehicles .................................................       19,500       19,500
     Leasehold improvements ...................................      483,096      756,037
                                                                  ----------   ----------

                                                                   2,146,379    3,093,867

           Less: accumulated depreciation and amortization.....      930,026    1,350,733
                                                                  ----------   ----------

                                                                  $1,216,353   $1,743,134
                                                                  ==========   ==========

3.   NOTES PAYABLE

     The Company had entered into a loan agreement with an individual who loaned $100,000 in March 1990 without a due date requiring monthly interest payments of $850 (10% per annum). The amount was deemed long term as the creditor in the past has not requested payoff. The Company repaid $80,000 of the loan during 1996 and the remainder during 1997.

     The Company had a $2,350,000 line of credit with a bank effective March 1998 due on demand expiring in January 1999. The bank has issued a commitment for a $2,350,000 line of credit through April 1999. Interest is at annual base rate as announced by the bank (initial base rate was 8.25%) plus .25% to 1.75%. The line of credit is collateralized by the Company's accounts receivable, inventory and equipment. The Company shall also maintain certain financial ratios and covenants. As of December 31, 1998, no amount was due on the creditline.

4.   INCOME TAXES

     The components of income tax expense for the years ended December 31, 1997 and 1998 follow:

                                              Federal     State     Total
                                             ------------------------------
     1998:
        Current ...........................  $151,000   $ 31,000   $182,000
                                             --------   --------   --------
        Deferred ..........................    24,000      1,000     25,000
                                             --------   --------   --------
                                             $175,000   $ 32,000   $207,000
                                             ========   ========   ========

     1997:
        Current ...........................  $279,000   $ 48,000   $327,000
                                             --------   --------   --------
        Deferred ..........................    28,000      4,000     32,000
                                             --------   --------   --------
                                             $307,000   $ 52,000   $359,000
                                             ========   ========   ========

     The component of deferred tax liability was as follows at December 31, 1998:

             Deferred tax liability:
                Depreciation.........................   $         152,871
                                                        =================

     Income tax expense amounted to $359,000 in 1997 and $207,000 in 1998 (effective tax rates of 41% and 38%, respectively). The actual tax expense differs from the expected tax expense (computed by applying the Federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                      1997       1998
                                                    --------   --------

     Expected statutory tax .....................   $321,097   $178,629

     State income tax, net of federal tax benefit     34,282     21,120
     Other ......................................      3,621      7,251
                                                    --------   --------

          Actual tax ............................   $359,000   $207,000
                                                    ========   ========


5.   OPERATING LEASES

     The Company leases its office and retail store facilities and certain equipment under operating leases with terms ranging from three to ten years. Certain of the leases include percentage rates of 3% to 12% of revenues as defined. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining lease terms in excess of one year, as of December 31, 1998 are as follows:

               Year Ended
               December 31,

                1999...............   $1,299,000
                2000...............    1,051,000
                2001...............      624,000
                2002...............      350,000
                2003...............      207,000
                Thereafter.........      116,000
                                      ----------

                                      $3,626,000
                                       F-8

     Rent expense for the fiscal years ended December 31, 1997 and 1998 were $1,197,460 and $1,477,595, respectively.


6.   STOCKHOLDERS' EQUITY

     During 1998 the Company sold 266,667 common shares for $720,000, net and also, issued 68,333 common shares, valued at approximately $205,000, in connection with services performed by consultants. During 1997 and 1998 the Company acquired 31,083 shares in each year of its common stock for an aggregate price of $46,056 in 1997 and $37,952 in 1998.


7.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Subsequent to the year ended 1998 the Company determined that an error related to the elimination of intercompany inventory profits affected operating results in previous quarters of 1998. Also, the Company failed to reflect an issuance of common stock during the quarter ended June 30, 1998. Listed below are those restated quarterly results:

                                                Three Months Ended
                                                ------------------
                                       March 31       June 30     September 30,
                                         1998          1998            1998
                                     -----------    -----------    -----------

     REVENUES ...................... $ 2,165,578    $ 2,232,328    $ 2,320,587


     COST OF GOODS SOLD ............     771,139        674,126        733,721
                                     -----------    -----------    -----------

     GROSS PROFITS .................   1,394,439      1,558,202      1,586,866


     SELLING, GENERAL AND
        ADMINISTRATION .............   1,420,280      1,498,568      1,249,731

     FINANCIAL CONSULTING
        (PAID IN STOCK) ............     205,000

                                       1,420,280      1,703,568      1,249,731
                                     -----------    -----------    -----------

                                         (25,841)      (145,366)       337,135


     PROVISION FOR INCOME TAXES ....     (10,906)       (45,596)       127,965
                                     -----------    -----------    -----------

     NET INCOME .................... $   (14,934)   $   (99,770)   $   209,170
                                     ===========    ===========    ===========

     WEIGHTED AVERAGE SHARES
        OUTSTANDING (GIVES EFFECT TO
        REVERSE 3 FOR 1 STOCK SPLIT)   5,757,333      5,904,667      6,016,000
                                     ===========    ===========    ===========

     BASIC AND DILUTED INCOME
        PER SHARE .................. $     (0.00)   $     (0.02)   $      0.03
                                     ===========    ===========    ===========


8.   COMMON STOCK REVERSE SPLIT

     On January 2, 1999, the Board of Directors approved a one for three reverse stock split. The number of authorized shares and par value remained the same. The effect of the reverse stock split has been retroactively reflected as of December 31, 1996 in the financial statements. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse stock split for all periods presented.