Form 10QSB
period 1999-03-31
ELEGANT ILLUSIONS INC /DE/
filed 1999-05-17
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

              542 Lighthouse Ave., Suite 5, Pacific Grove, CA 93950
              -----------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:      (831) 649-1814

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X                 No
                              --------                 -------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                            Outstanding at March 31, 1999
  -----------------------                     -----------------------------
  Common Stock, par value                            6,084,379 Shares
       $.001 per share

         Transitional Small Business Format (check one);  Yes        No  X
                                                              -----    -----

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended March 31, 1999.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1998.

         The results reflected for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year.

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                           March 31,      December 31,
                                                             1999            1998
                                                          (unaudited)    (Derived from
                                                                            Audited
                                                                           Financial
                                                                          Statements)

                           ASSETS

CURRENT ASSETS
         Cash and cash equivalents ...................   $ 1,349,822    $ 1,560,403
         Accounts receivable .........................       463,780        415,141
         Income tax receivable .......................       161,800        142,800
         Inventory ...................................     2,612,762      2,635,870
         Prepaid expenses ............................       279,913        270,685
                                                         -----------    -----------

                  TOTAL CURRENT ASSETS ...............     4,868,077      5,024,899

PROPERTY AND EQUIPMENT, NET ..........................     1,851,222      1,743,134

OTHER ASSETS .........................................        88,888         94,188
                                                         -----------    -----------
                                                         $ 6,808,187    $ 6,862,221
                                                         ===========    ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses .......       141,651    $   162,244
         Income taxes payable ........................             0              0
                                                         -----------    -----------
                                                             141,651        162,244

DEFERRED INCOME TAXES ................................       152,871        152,871
                                                         -----------    -----------

         TOTAL LIABILITIES ...........................       294,522        315,115
                                                         -----------    -----------

STOCKHOLDERS' EQUITY
         Common stock-authorized 30,000,000 shares,
         $.001 par value, issued and outstanding
         6,146,446 shares in 1999 and 1998 ...........         6,146
                                                                              6,146
         Additional paid in capital ..................     3,914,509      3,914,509
         Retained earnings ...........................     2,677,018      2,710,459
         Less treasury stock at cost (62,067 shares in
         1999 and 1998) ..............................       (84,008)       (84,008)
                                                         -----------    -----------
                                                           6,513,665      6,547,106
                                                         $ 6,808,187    $ 6,862,221
                                                         ===========    ===========








     See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                               1999           1998
                                           -----------    -----------
REVENUES ...............................    $2,254,863     $2,165,578

COST OF GOODS SOLD .....................       644,930        655,555

GROSS PROFITS ..........................     1,609,933      1,510,023

SELLING, GENERAL AND ADMINISTRATION ....     1,662,374      1,535,863

INCOME(LOSS) BEFORE INCOME TAXES .......       (52,441)       (25,840)

PROVISION FOR INCOME TAXES .............       (19,000)       (10,906)

NET INCOME(LOSS) .......................   ($   33,441)   ($   14,934)


WEIGHTED AVERAGE SHARES OUTSTANDING ....     6,084,379      5,757,333


BASIC AND DILUTED INCOME(LOSS) PER SHARE   ($     0.01)         (0.00)

























     See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                         1999          1998
                                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
         Net income(loss) ......................................   ($   33,441)   ($   14,934)
         Adjustment to reconcile net Income
          to net cash provided by (used in)
          operating activities:
                  Depreciation and amortization ................        97,690
                                                                                       85,755
                  Changes in operating assets and liabilities:
                              (Increase) Decrease in:
                           Accounts Receivable .................       (48,639)       (55,288)
                           Inventory ...........................        23,108
                                                                                      172,088
                           Prepaid expenses ....................        (9,228)       (38,797)
                              Increase (Decrease in):
                           Accounts payable and accrued expenses       (20,593)        (5,360)
                           Income taxes payable ................       (19,000)       (16,958)

NET CASH PROVIDED BY OPERATIONS ................................       (10,103)       126,506

CASH FLOW FROM INVESTING ACTIVITIES
         Purchase of property and equipment ....................      (205,780)       (54,318)
         Other assets ..........................................         5,302        (19,521)

NET CASH USED IN INVESTING ACTIVITIES ..........................      (200,477)       (73,839)

CASH FLOW FROM FINANCING ACTIVITIES
         Sales of common stock
         Purchase of treasury stock ............................             -        (37,952)

NET CASH USED IN FINANCING ACTIVITIES ..........................             0        (37,952)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ............      (210,581)        14,715

CASH AND CASH EQUIVALENT BALANCE,
         Beginning of period ...................................     1,560,403      1,321,448

CASH AND CASH EQUIVALENT BALANCE,
         End of period .........................................   $ 1,349,822    $ 1,336,163

















     See Accompanying Notes to Consolidated Condensed Financial Statements

                    ELLEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.   COMMENTS

     The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of Elegant Illusion, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1998 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   RESTATEMENT OF QUARTER ENDED MARCH 31, 1998

     Subsequent to the year ended 1998 the Company determined that an error related to the elimination of intercompany inventory profits affected operating results in previous quarters of 1998. See unaudited Note 7 to the Company's Consolidated Audited Financial Statements included in the
     Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. As a result, the financial statements herein for the quarter ended March 31, 1998 have been restated to correct these errors.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Statement on Forward-Looking Statements

         Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements," as defined in
Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, our shift in expansion plans and competitive pressures.

         We caution readers that any such forward-looking statements are based on our current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

Results of Operations(1)

         Sales for the quarter ended March 31, 1999 increased $89,285 or 4.1% when compared to the quarter ended March 31, 1998.

         We believe that the increase in sales was due to the addition of seven locations (Birch Run, Michigan City, Grapevine, Ontario, Maui, Miromar and St. Thomas) in 1998 and one location (St. Thomas) in 1999, offset by a decrease in same store sales of approximately 10.5% compared to the first quarter of 1998 and the closing of our Portland, Oregon location in January 1999.

         As of March 31, 1998, we operated 23 retail locations and as of March 31, 1999, we operated 30 retail locations. Although we added seven stores in 1998 and one store in the first quarter of 1999, we closed our Ontario, California store on May 1, 1999 and, as noted above, we closed our Portland, Oregon store in January 1999.

         Costs of goods as a percentage of revenues decreased slightly from 30.3% in the quarter ended March 31, 1998 to 28.6% in the quarter ended March 31, 1999. We believe that this decrease was due to our ongoing efforts to reduce costs.

         During the quarter ended March 31, 1999, selling, general and administrative expenses increased when compared to the first quarter of 1998 by $126,511 (approximately 8.2%). As a percentage of sales, selling, general and administrative expenses increased from approximately 70.9% during the first quarter of 1998 to approximately 73.7% during the first quarter of 1999. Excluding depreciation, during the quarter ended March 31, 1999, selling, general and administrative expenses increased when compared to the first quarter of 1998 by $37,123 (approximately 2.6%). As a percentage of sales, selling, general and administrative expenses, excluding depreciation, increased from approximately 67.0% during the first quarter of 1998 to approximately 69.4% during the first quarter of 1999. We believe that the increase in selling, general and administrative expenses was the result of the cost of setting up and operating the seven new stores opened in 1998 subsequent to the end of the first quarter of 1998 and setting up and operating one new store opened in January 1999, offset by expenses saved as a result of the closing of the Portland location. Expenses incurred in setting up and commencing operations at new locations are non-recurring and are fully expensed when incurred. Labor costs, in this tight labor market, rose as a percentage of sales from 20.8% for the period ending March 31, 1998 to 23.6% for the same period in 1999.




--------------------------
1 The financial information for the quarter ended March 31, 1998 has been restated. See Note 2 to our unaudited financial statements contained in Part I;
Section 1 of this Form 10-QSB.

Revenues same store locations.

         As of March 31, 1998, we operated 23 locations that were also in operation at March 31, 1999: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Branson, one in Minneapolis, one in Laughlin, one in Gilroy, one in Kenosha, one in Tulare, two in St Croix, one in St Thomas and one in Oahu. Revenues from these locations for the quarter ended March 31, 1999, decreased approximately 10.5% from the same period in 1998.

         We believe that the overall decrease in same store revenues during the first quarter of 1999 was due, in part, to extended periods of bad weather at certain of our locations which disrupted foot traffic flow. A good portion of our sales come from walk-in traffic.

         We believe, but cannot assure, based on results for April and the beginning of May 1999, that same store sales will stabilize during the second quarter of 1999. In this regard, same store sales for the month of April 1999 compared to April 1998 were up approximately 3%.

Net Loss

         During the quarter ended March 31, 1999, although we increased revenues, we incurred a net loss of $33,441. We believe that the primary reason for this loss was the significant decrease in same store sales, mitigated by our reduction of same store expenses.

         As we discussed in our Annual Report on Form 10-KSB for the year ended December 31, 1998, we have shifted our focus from expanding the number of our stores to increasing sales at existing locations and reducing costs.

         We have cut costs in corporate operations, cut back staff hours in our retail stores and increased employees' wages to compete in the fierce labor market in the retail industry.

         During the quarter ended March 31, 1999, we effectively have reduced selling, general and administrative expenses, exclusive of depreciation, at our locations that have been operating for at least one full year by approximately 9.8% compared to the first quarter of 1998.

         We also are evaluating our locations and are in the process of shedding those locations that are not and, in our opinion will not, generate sufficient profits. In this regard, we have closed our Ontario location and plan to close our Kenosha location.

Inventory Turnover Ratios

         During the first quarter of 1999, we maintained an inventory that provided a turnover ratio of 0.98. We do not believe that our current inventory turnover is indicative of impaired or slow-moving inventory. We note that we opened seven locations during 1998 and one in the first quarter of 1999 and have not had the opportunity of a full year's sales.

         We believe that our current inventory turnover ratio of 0.98 is appropriate for our plan of operation, including opening new locations out of inventory on hand and maintaining our strategy of replacing inventory sold at our retail locations within a 2-3 day time frame. We review items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the first quarter of 1998 was 1.03.

Year 2000 Compliance

         Many currently installed computer systems and software products use two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations.

         We do not believe that the year 2000 problem will have any material adverse affects on the our operations or revenues. In 1994, we adjusted our Point of Sale and Inventory Control software in light of the year 2000 problem. The foregoing software now utilizes a database management system which provides date management tools. Mathematical date calculations were changed to store date information in an eight character field (YYYYMMDD). In 1996, the credit card authorization modules were adjusted to avoid potential issues from the year 2000 problem. Although years continue to be expressed in two digits, any two digits prior to 96 will be read as expiring in the 2000s rather than the 1900s. We have confirmed with our credit card processors that their systems are year 2000 compliant.


Liquidity and Capital Resources

         As of March 31, 1999, we had $1,349,822 in cash and cash equivalents, down $210,581 from December 31, 1998, and our current assets exceeded our current liabilities by $4,726,472, down $136,183 from December 31, 1998.

         In 1997 we announced a 50 store expansion. In this regard, we opened four locations in 1997, seven in 1998 and one in January 1999. However, management has elected to shift its focus from opening new locations to bolstering revenues from existing stores and expanding into e-commerce. As a result, we are limiting our expansion plans at this time. We opened one additional store at the Royal Dane Mall in St Thomas, USVI during the first quarter of 1999 and plan to open two additional locations during the remainder of 1999.

         We anticipate that one of these stores, Universal Studios in Orlando, Florida will open on May 27, 1999.

         The cost of opening new stores generally ranges from approximately $120,000 to $140,000, depending upon a number of factors. We anticipate that the opening of additional new stores will be funded from current cash reserves, revenues and/or equity financing.

         We also are in the process of setting up an e-commerce site to sell our products over the internet. We anticipate, but cannot assure, that the site will be operational in August 1999. We believe that internet sales may be a more cost effective and faster method of expanding sales beyond the current geographic boundaries of our existing stores. A significant amount of our business comes from tourists who visit certain of our stores but do not have an Elegant Illusions store near their home. We anticipate that these tourists and others who will learn about our e-commerce site at our existing locations will shop on our e-commerce site.

         We had a commitment for a line of credit up to $2,000,000 from Comerica Bank to open new stores and our subsidiary, Elegant Illusions, Inc. (California), had a commitment for a $350,000 revolving line of credit from Comerica Bank for working capital purposes. However, we have elected not to go forward with these lines of credit.

         No assurance can be given that the Company will be able to secure additional financing over and above its current resources, if required. In addition, no assurance can be given as to the actual number or location of stores that the Company will open in the future.

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


                                       ELEGANT ILLUSIONS, INC.



Dated: May 14, 1999                    /s/ James Cardinal
                                       ---------------------------------------
                                       James Cardinal, Chief Executive Officer



                                       /s/ Tamara Gear
                                       ---------------------------------------
                                       Tamara Gear, Treasurer