Form 10QSB
period 1999-06-30
ELEGANT ILLUSIONS INC /DE/
filed 1999-08-13
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

              542 Lighthouse Ave., Suite 5, Pacific Grove, CA 93950
              -----------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:      (831) 649-1814
                                                     --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes        X               No
                                                      ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                      Outstanding at June 30, 1999
-----------------------             ----------------------------
Common Stock, par value                    6,084,379 Shares
    $.001 per share

         Transitional Small Business Format (check one);  Yes        No  X
                                                                        ---

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and six months ended June 30, 1999.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1998.

         The results reflected for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year.

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                      June 30,    December 31,
                                                        1999         1998
                                                    (Unaudited)  (Derived from
                                                                   Audited
                                                                  Financial
                                                                  Statements)

                                     ASSETS

CURRENT ASSETS
         Cash and cash equivalents                  $1,452,874    $1,560,403
         Accounts receivable                           387,514       415,141
         Income tax receivable                         114,961       142,800
         Inventory                                   2,671,782     2,635,870
         Prepaid expenses                              245,609       270,685
                                                    ----------    ----------
                 TOTAL CURRENT ASSETS                4,872,739     5,024,899


PROPERTY AND EQUIPMENT, NET                          1,865,132     1,743,134

OTHER ASSETS                                            88,489        94,188
                                                    ----------    ----------
                                                    $6,826,360    $6,862,221
                                                    ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses         114,959      $162,244
         Income taxes payable                                0             0
                                                       114,959       162,244

DEFERRED INCOME TAXES                                  152,871       152,871
                                                    ----------    ----------
                   TOTAL LIABILITIES                   267,830       315,115
                                                    ----------    ----------
STOCKHOLDERS' EQUITY
         Common stock-authorized 30,000,000
              shares, $.001 par value, issued
              and outstanding 6,146,446 shares
              in 1999 and 1998                           6,146         6,146
         Additional paid in capital                  3,914,509     3,914,509
         Retained earnings                           2,721,882
         Less treasury stock at cost (62,067
              shares in 1999 and 1998)                 (84,008)      (84,008)
                                                    ----------    ----------
                                                     6,558,529     6,547,106
                                                    ----------    ----------
                                                    $6,826,360    $6,862,221
                                                    ==========    ==========


         See Accompanying Notes to Consolidated Condensed Financial Statements

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998



                                                        1999          1998
                                                     ----------    ----------
REVENUES                                             $4,905,056    $4,397,906

COST OF GOODS SOLD                                    1,559,690     1,329,681
                                                     ----------    ----------
GROSS PROFITS                                         3,345,366     3,068,225

SELLING, GENERAL AND ADMINISTRATION                   3,325,943     3,239,432
                                                     ----------    ----------
INCOME(LOSS) BEFORE INCOME TAXES                         19,423      (171,207)

PROVISION FOR INCOME TAXES                                8,000       (56,502)
                                                     ----------    ----------
NET INCOME(LOSS)                                        $11,423     ($114,705)
                                                     ==========    ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                   6,084,379     5,831,000
                                                     ==========    ==========

BASIC AND DILUTED INCOME(LOSS) PER SHARE                  $0.00        ($0.02)
                                                     ==========    ==========






      See Accompanying Notes to Consolidated Condensed Financial Statements

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998



                                                        1999          1998
                                                     ----------    ----------
REVENUES                                             $2,650,194    $2,232,328

COST OF GOODS SOLD                                      914,761       674,126
                                                     ----------    ----------
GROSS PROFITS                                         1,735,433     1,558,202

SELLING, GENERAL AND ADMINISTRATION                   1,661,020     1,703,568
                                                     ----------    ----------
INCOME BEFORE INCOME TAXES                               74,413      (145,366)

PROVISION FOR INCOME TAXES                               27,000       (45,596)
                                                     ----------    ----------
NET INCOME                                              $47,413      ($99,770)
                                                     ==========    ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                   6,084,379     5,904,667
                                                     ==========    ==========

BASIC AND DILUTED INCOME PER SHARE                        $0.01        ($0.02)
                                                     ==========    ==========



      See Accompanying Notes to Consolidated Condensed Financial Statements

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                          1999           1998
                                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income(loss)                                                 $11,423      ($114,705)
         Adjustments to reconcile net income
             to net cash provided by (used in)
            operating activities:
                     Depreciation and amortization                        199,469        179,035
                      Issuance of stock for services                            -        205,000
                     Changes in operating assets and liabilities:
                  (Increase) Decrease in:
                    Accounts receivable                                    27,627        (48,740)
                    Inventory                                             (35,912)      (139,007)
                    Prepaid expenses                                       25,076        (63,308)
                  Increase (Decrease in):
                    Accounts payable and accrued expenses                 (47,285)       (53,247)
                    Income taxes payable                                  $27,840       (162,428)
                                                                       ----------     ----------
NET CASH PROVIDED BY OPERATIONS                                           208,238       (197,400)
                                                                       ----------     ----------
CASH FLOW FROM INVESTING ACTIVITIES
         Purchase of property and equipment                              (321,467)      (275,575)
         Other assets                                                       5,699         (5,878)
                                                                       ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                                    (315,768)      (281,453)
                                                                       ----------     ----------
CASH FLOW FROM FINANCING ACTIVITIES
         Sale of common stock                                                            720,000
         Purchase of treasury stock                                             -        (37,952)
                                                                       ----------     ----------
NET CASH USED IN FINANCING ACTIVITIES                                           0        682,048
                                                                       ----------     ----------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                      (107,530)       203,195

CASH AND CASH EQUIVALENT BALANCE,
         Beginning of period                                            1,560,403      1,321,448
                                                                       ----------     ----------
CASH AND CASH EQUIVALENT BALANCE,
         End of period                                                 $1,452,873     $1,524,643
                                                                       ==========     ==========


         See Accompanying Notes to Consolidated Condensed Financial Statements

                   ELLEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  COMMENTS

The accompanying  unaudited  consolidated  financial  statements,  which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of Elegant Illusion, Inc. (the "Company"), as filed with the Securities and Exchange Commission. Th SB for the December 31, 1998 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   RESTATEMENT OF THREE AND SIX MONTH PERIOD ENDED JUNE 30, 1998

Subsequent to the year ended 1998 the Company determined that an error related to the elimination of inter-company inventory profits affected operating results in previous quarters of 1998. See unaudited Note 7 to the Company's Consolidated Audited Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. As a result, the financial statements herein for the three and six month periods ended June 30, 1998 have been restated to correct these errors.

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

Results of Operations 1

         Sales for the quarter ended June 30, 1999 increased $417,866 or 18.7% when compared to the quarter ended June 30, 1998.

         We believe that the increase in sales was due to the addition of seven locations (Birch Run, Michigan City, Grapevine, Ontario, Lahini-Maui, Seaport and Miromar) in 1998 and two locations (Royal Dane in St. Thomas and Universal Studios in Orlando) in 1999 and occurred in spite of closing two locations in 1999 as noted below.

         As of June 30, 1998, we operated 25 retail locations and, as of June 30, 1999, we operated 30 retail locations. Although we added seven stores in 1998 and two stores in the first half of 1999, we closed our Portland, Oregon and Ontario, California stores on January 3, 1999 and April 28, 1999, respectively. In our last quarterly report we noted that we were considering closing our Kenosha, Wisconsin store. The Kenosha store closed on August 3, 1999.

         Costs of goods as a percentage of revenues increased from 30.2% in the quarter ended June 30, 1998 to 34.5% in the quarter ended June 30, 1999. We believe that this increase was due to a shift in the type of products purchased by our customers to higher priced products that have a lower gross margin and increases in sales of our discounted merchandise.

         During the quarter ended June 30, 1999, selling, general and administrative expenses decreased when compared to the second quarter of 1998 by $42,548 (approximately 2.5%). As a percentage of sales, selling, general and administrative expenses decreased from approximately 76.3% during the second quarter of 1998 to approximately 62.7% during the second quarter of 1999. We believe that the decrease in selling, general and administrative expenses was the result of our closing of the Portland and Ontario locations, our eliminating certain media advertising and the 2% increase in same store sales.

------------
1 The financial information for the quarter ended June 30, 1998 has been restated. See Note 2 to our unaudited financial statements contained in Part I;
Section 1 of this Form 10-QSB Revenues same store locations.

Revenues same store locations.

         As of June 30, 1998, we operated 24 locations that were also in operation at June 30, 1999: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Branson, one in Minneapolis, one in Laughlin, one in Gilroy, one in Kenosha, one in Tulare, two in St Croix, one in St Thomas, one in Oahu, one in Birch Run and one in Michigan City. Our Portland location was in operation at June 30, 1998, but was closed prior to June 30, 1999. Accordingly, same store revenues excludes our Portland location.


         Revenues from same store locations for the quarter ended June 30, 1999, increased approximately 2% from the same period in 1998.

         Net Income

         During the quarter ended June 30, 1999, we realized net income of $47,413 compared to a net loss of ($99,770) for the second quarter of 1998.

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

         We also evaluated the profitability of our locations and, as a result, we closed our Portland and Ontario locations during the first half of 1999 and we closed our Kenosha location on August 3, 1999.

         Inventory Turnover Ratios

         During the second quarter of 1999, we maintained an inventory that provided a turnover ratio of 1.18:1. We do not believe that our current inventory turnover is indicative of impaired or slow-moving inventory. We note that we opened seven locations during 1998 and two in the first half of 1999 and have not had the opportunity of a full year's sales.

         We believe that our current inventory turnover ratio of 1.18:1 is appropriate for our plan of operation, including maintaining our strategy of replacing inventory sold at our retail locations within a 2-3 day time frame. We review items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the second quarter of 1998 was 1.02:1.

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

Liquidity and Capital Resources

         As of June 30, 1999, we had $1,452,874 in cash and cash equivalents, down $107,529 from December 31, 1998, and our current assets exceeded our current liabilities by $4,757,780, down $104,875 from December 31, 1998.

         In 1997, we announced a 50 store expansion. In this regard, we opened four locations in 1997, seven in 1998 and two in 1999. However, management has elected to shift its focus from opening new locations to bolstering revenues from existing stores and expanding into e-commerce. As a result, we do not plan to open any additional stores during the remainder of 1999.

         We also are in the process of setting up an e-commerce site to sell our products over the internet. We anticipate, but cannot assure, that the site will be operational in early September 1999. We believe that internet sales may be a more cost effective and faster method of expanding sales beyond the current geographic boundaries of our existing stores. A significant amount of our business comes from tourists who visit certain of our stores but do not have an Elegant Illusions store near their home. We anticipate that these tourists and others who will learn about our e-commerce site at our existing locations will shop on our e-commerce site.

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


                                       ELEGANT ILLUSIONS, INC.



Dated: August 13, 1999                 s/James Cardinal
                                       ---------------------------------------
                                       James Cardinal, Chief Executive Officer


                                       s/Tamara Gear
                                       ----------------------
                                       Tamara Gear, Treasurer