Form 10QSB
period 1999-09-30
ELEGANT ILLUSIONS INC /DE/
filed 1999-11-12
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

                             Yes X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding at September 30, 1999
  -----------------------                      ---------------------------------
  Common Stock, par value                                6,084,379 Shares
       $.001 per share

        Transitional Small Business Format (check one);   Yes     No X

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and nine months ended September 30, 1999.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1998.

     The results reflected for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year.

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


       In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.


2.     RESTATEMENT OF THREE AND NINE MONTHS ENDED
       SEPTEMBER 30, 1998


       Subsequent to the year ended December 31, 1998 the Company determined that an error related to the elimination of intercompany inventory profits affecting operating results in previous quarter of 1998. See unaudited Note 7 To the Company's Audited Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. As a result, the financial statements herein for the three and nine months period ended September 30, 1998 have been restated to correct these errors.

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    September 30,   December 31,
                                                        1999            1998
                                                    (Unaudited)    (Derived from
                                                                       Audited
                                                                      Financial
                                                                     Statements)
                                                     -----------      ----------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                       $1,126,525      $1,560,403
     Accounts receivable                                424,353         415,141
     Income tax receivable                              100,000         142,800
     Inventory                                        2,865,031       2,635,870
     Prepaid expenses                                   313,591         270,685

             TOTAL CURRENT ASSETS                     4,829,501       5,024,899


PROPERTY AND EQUIPMENT, NET                           1,895,382       1,743,134

OTHER ASSETS                                            104,283          94,188
                                                     ----------      ----------
                                                     $6,829,166      $6,862,221
                                                     ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses               86,693        $162,244
     Income taxes payable                                     0               0
                                                         86,693         162,244

DEFERRED INCOME TAXES                                   152,871         152,871
                                                     ----------      ----------

              TOTAL LIABILITIES                         239,564         315,115
                                                     ----------      ----------

STOCKHOLDERS' EQUITY
     Common stock-authorized 30,000,000 shares,
         $.001 par value, issued and outstanding
          6,146,446 shares in 1999 and 1998               6,146           6,146
     Additional paid in capital                       3,914,509       3,914,509
     Retained earnings                                2,752,955       2,710,459
     Less treasury stock at cost (62,067 shares in
          1999 and 1998)                                (84,008)        (84,008)
                                                     ----------      ----------
                                                      6,589,602       6,547,106
                                                     ----------      ----------
                                                     $6,829,166      $6,862,221
                                                     ==========      ==========






      See Accompanying Notes to Consolidated Condensed Financial Statements

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                       1999            1998
                                                   ----------      ----------
REVENUES                                           $7,428,980      $6,718,493

COST OF GOODS SOLD                                 $2,310,201       2,178,986
                                                   ----------      ----------
GROSS PROFITS                                       5,118,779       4,539,507

SELLING, GENERAL AND ADMINISTRATION                 5,051,284       4,373,578
                                                   ----------      ----------
INCOME(LOSS) BEFORE INCOME TAXES                       67,496         165,929

PROVISION FOR INCOME TAXES                             25,000          71,463
                                                   ----------      ----------
NET INCOME(LOSS)                                   $   42,496      $   94,466
                                                   ==========      ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                 6,084,379       5,893,000
                                                   ==========      ==========

BASIC AND DILUTED INCOME(LOSS) PER SHARE                $0.01           $0.02
                                                   ==========      ==========










      See Accompanying Notes to Consolidated Condensed Financial Statements

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                     1999            1998
                                                  ----------      ----------
REVENUES                                          $2,523,924      $2,320,587

COST OF GOODS SOLD                                   750,511         733,721
                                                  ----------      ----------
GROSS PROFITS                                      1,773,413       1,586,866

SELLING, GENERAL AND ADMINISTRATION                1,725,341       1,249,731
                                                  ----------      ----------
INCOME BEFORE INCOME TAXES                            48,072         337,135

PROVISION FOR INCOME TAXES                            17,000         127,965
                                                  ----------      ----------
NET INCOME                                        $   31,072      $  209,170
                                                  ==========      ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                6,084,379       6,016,000
                                                  ==========      ==========

BASIC AND DILUTED INCOME PER SHARE                     $0.01          ($0.03)
                                                  ==========      ==========




      See Accompanying Notes to Consolidated Condensed Financial Statements





                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                     1999            1998
                                                                   --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income(loss)                                               $ 42,496        $  94,466
    Adjustments to reconcile net income
        to net cash provided by (used in)
       operating activities:
                Depreciation and amortization                       306,493          293,314
                 Issuance of stock for services                                      205,000
                Changes in operating assets and liabilities:
                     (Increase) Decrease in:
                       Accounts receivable                           (9,212)         (92,573)
                       Inventory                                   (229,161)        (583,365)
                       Prepaid expenses                             (42,906)        (149,487)
                     Increase (Decrease in):
                       Accounts payable and accrued expenses        (75,551)           3,352
                       Income taxes payable                          42,800          116,680
                                                                   --------        ---------
NET CASH PROVIDED BY OPERATIONS                                      34,958         (112,613)
                                                                   --------        ---------
CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                             (458,741)        (720,679)
    Other assets                                                    (10,095)          (7,255)
                                                                   ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                              (468,836)        (727,934)
                                                                   ---------       ---------
CASH FLOW FROM FINANCING ACTIVITIES
    Sale of common stock                                                             720,000
    Purchase of treasury stock                                                       (37,952)
                                                                   ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES                                     0          682,048
                                                                   ---------       ---------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                (433,878)        (158,499)

CASH AND CASH EQUIVALENT BALANCE,
     Beginning of period                                           1,560,403       1,321,448
                                                                   ---------       ---------
CASH AND CASH EQUIVALENT BALANCE,
     End of period                                                $1,126,525      $1,162,949
                                                                   =========       =========







      See Accompanying Notes to Consolidated Condensed Financial Statements

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

Results of Operations 1

         Sales for the quarter ended September 30, 1999 increased $203,337 or 8.8% when compared to the quarter ended September 30,1998.

         We believe that the increase in sales was due to the addition of two locations in 1998, Seaport Jewelers opened October 1998, and Miromar opened November 1998, and the addition of two locations in 1999, Royal Dane Mall opened January 1999 and Universal Studios Citiwalk opened June 1999.

         As of September 30, 1998, we operated 28 retail locations and, as of September 30, 1999, we operated 29 retail locations. Although we added seven stores in 1998 and two stores in the first half of 1999, we closed our Portland, Oregon, Ontario, California, and Kenosha, Wisconsin stores on January 3, 1999, April 28, 1999, and August 3, 1999, respectively.

         Costs of goods as a percentage of revenues decreased from 31.6% in the quarter ended September 30, 1998 to 29.7% in the quarter ended September 30, 1999. We believe that this decrease was due, in part, to normal seasonal fluctuations and in part to improved purchasing of inventory.

         During the quarter ended September 30, 1999, selling, general and administrative expenses increased when compared to the third quarter of 1998 by $475,610 (approximately 38.1%). As a percentage of sales, selling, general and administrative expenses increased from approximately 53.9% during the third quarter of 1998 to approximately 68.4% during the third quarter of 1999. We believe that the significant increase in selling, general and administrative expenses was the result of the following factors:

----------------------------------

1. The financial information for the quarter ended September 30, 1998 has been restated. See Note 2 to our unaudited financial statements contained in
     Part I; Section 1 of this Form 10-QSB.

- The cost of operating the Birch Run, Michigan City, Grapevine Mills and Lahina (Maui) locations for the full nine months of 1999. These locations were opened in May 1998, June 1998, July 1998 and September 1998, respectively, and, accordingly, did not operate for the full nine months ended September 30, 1998.

- The cost of operating Seaport Jewelers and Miromar locations for the full nine months of 1999. These locations were opened in October 1998, and November 1998, respectively.

- The cost of operating Royal Dane Mall and Universal Studios Citiwalk locations which opened January 1999 and June 1999, respectively.

- Significantly Lower than anticipated revenues for the new locations, Seaport Jewelers and Royal Dane Mall. Management believes that revenues were down as the result of lower than expected bookings on the visiting cruise ships during the summer season; however the Cruise Ship industry has announced an additional 100 visits to the port of St Thomas for the coming Cruise Ship season that began November 1, 1999.

-    Lower than expected revenues at the Universal Citiwalk  location.  However,
     management   notes  that   revenues  for  this   location  were  closer  to
     expectations for the month of October 1999

- One time costs associated with the opening of Royal Dane Mall and Universal Citiwalk locations.

- Increased payroll costs incurred due to the very competitive labor market. Payroll costs as a percentage of revenues increased from 22.42% to 24.08% an increase of 1.66 percentage points.

         Revenues same store locations.

         As of September 30, 1998, we operated 24 locations that were also in operation at September 30, 1999: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Branson, one in Minneapolis, one in Laughlin, one in Gilroy, one in Tulare, two in St Croix, one in St Thomas, one in Oahu, one in Birch Run, one in Grapevine and one in Michigan City. Our Portland and Kenosha locations were in operation at September 30, 1998, but were closed prior to September 30, 1999. Accordingly, same store revenues exclude our Portland and Kenosha locations. Further, Lahina (Maui) was open for one month of the quarter ending September 30, 1998 so its revenues are excluded.

         Revenues from same store locations for the quarter ended September 30, 1999, increased approximately 6.68% from the same period in 1998. Management believes that this increase was due to the Company's diversification into new products and the results of its ongoing one-on-one training of its managers and sales staff.

         Net Income

         During the quarter ended September 30, 1999, we realized net income of $31,072 compared to net income of $209,170 for the third quarter of 1998.

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

         We also evaluated the profitability of our locations and, as a result, we closed our Portland and Ontario locations during the first half of 1999 and we closed our Kenosha location in August 1999.

Inventory Turnover Ratios

         During the third quarter of 1999, we maintained an inventory that provided a turnover ratio of 1.12:1. We do not believe that our current inventory turnover is indicative of impaired or slow-moving inventory.

         We believe that our current inventory turnover ratio of 1.12:1 is appropriate for our plan of operation, including maintaining our strategy of replacing inventory sold at our retail locations within a 2-3 day time frame. We review items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the third quarter of 1998 was 1:0.97. We believe that this improved inventory turnover ratio is due to the fact that during the third quarter of 1999 we had more stores open for a full 12 month period and fewer new stores that were open only a portion of the period than during the third quarter of 1998.


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

Liquidity and Capital Resources

         As of September 30, 1999, we had $1,126,525 in cash and cash equivalents, down $433,878 from December 31, 1998, and our current assets exceeded our current liabilities by $4,742,808, down $119,847 from December 31, 1998.

         In 1997, we announced a 50 store expansion. In this regard, we opened four locations in 1997, seven in 1998 and two in 1999. However, management has elected to shift its focus from opening new locations to bolstering revenues from existing stores and expanding into e-commerce. As a result, we do not plan to open any additional stores during the remainder of 1999.

         In September 1999, we established an e-commerce site (www.elegantillusions.com) to sell our products over the internet. We believe that internet sales may be a more cost effective and faster method of expanding sales beyond the current geographic boundaries of our existing stores. A significant amount of our business comes from tourists who visit certain of our stores but do not have an Elegant Illusions store near their home. We anticipate that these tourists and others who will learn about our e-commerce site at our existing locations will shop on our e-commerce site.

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


                                                     ELEGANT ILLUSIONS, INC.




Dated: November 8, 1999              /s/ James Cardinal
                                         ---------------------------------------

                                         James Cardinal, Chief Executive Officer





                                     /s/ Tamara Gear
                                         ---------------------------------------
                                         Tamara Gear, Treasurer