Form 10KSB
period 1999-12-31
ELEGANT ILLUSIONS INC /DE/
filed 2000-03-30
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File No.0-28128
                   -------

                             ELEGANT ILLUSIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                  88-0282654
---------------------------------              ----------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

              542 Lighthouse Ave., Suite 5, Pacific Grove, CA 93950
              ----------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

Issuer's telephone number  (408) 649-1814
                           --------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                            --------
Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                                                            -------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                                                        Yes     X      No
                                                              ------      ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its fiscal year ended December 31, 1999 were $10,626,244.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the closing bid price of such stock, as of March 27, 2000 is $1,868,139 based upon $1.0625 multiplied by the 1,758,248 Shares of Registrant's Common Stock held by non-affiliates(1).

The number of shares outstanding of each of the registrant's classes of common stock (which excludes 62,067 treasury shares), as of March 27, 2000 is 6,084,379 shares, all of one class of $.001 par value Common Stock.

The information required by Items 9, 10, 11 and 12 under Part III of this report is incorporated by reference from the issuer's definitive proxy statement for its 2000 Annual Meeting of Stockholders (to be filed with the Commission not later than April 30, 2000).

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                ----      ----

---------------
     1 Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

                             ELEGANT ILLUSIONS, INC.

                                   Form 10-KSB
                          Year Ended December 31, 1999

                                Table of Contents

PART I                                                                     Page

Item 1.      Description of Business........................................1

Item 2.      Description of Properties......................................4

Item 3.      Legal Proceedings..............................................5


Item 4.      Submission of Matters to a Vote of
               Security Holders.............................................5


Part II

Item 5.      Market for Common
               Equity and Related Stockholder Matters.......................6


Item 6.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations................7

Item 7.      Financial Statements..........................................10


Item 8.      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosures.......................................11


Part III

Item 9.      Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act...........................11

Item 10. Executive Compensation............................................11


Item 11. Security Ownership of Certain Beneficial
               Owners and Management.......................................11


Item 12. Certain Relationships and Related
               Transactions................................................11

Item 13. Exhibits and Reports on Form 8-K..................................11

Signatures.................................................................12

Supplemental Information...................................................13

Financial Statements......................................................F-1

                                     PART I

Item 1.      Description of Business.
             -----------------------

General

         Elegant Illusions, Inc. (the "Company"), through its wholly-owned subsidiary, Elegant Illusions, Inc, a California corporation (the "Subsidiary"), is primarily in the retail copy jewelry business and currently owns and operates 23 retail copy jewelry stores, three fine jewelry stores and one fine art gallery.

    The retail copy jewelry stores are located in:

California
----------
o        Gilroy,
o        Monterey (two stores),
o        Palm Springs,
o        Sacramento,
o        Santa Barbara,
o        San Diego and
o        San Francisco (two stores)

Florida
-------
o        Miromar
o        Orlando

Hawaii
------
o        Maui

Indiana
-------
o        Michigan City

Louisiana
---------
o        New Orleans

Michigan
--------
o        Birch Run

Minnesota
---------
o        Minneapolis

Missouri
--------
o        Branson

Nevada
------
o        Laughlin

Texas
-----
o        Grapevine

U.S. Virgin Islands
-------------------
o        St. Croix and
o        St. Thomas (two stores)

Utah
----
o        Salt Lake City


         One of the fine jewelry stores (which includes a handcraft, jewelry and gift store) is located in Monterey, the other fine jewelry stores are located in St. Croix and St. Thomas.

         The fine art gallery is located in New Orleans.

         In 1997, the Company announced a store expansion plan. In this regard, it opened four locations in 1997, seven in 1998 and two in 1999. However, in 1998, management elected to shift its focus from opening new locations to bolstering revenues from existing stores and exploring other sales mediums, that potentially could generate greater returns to cash and less capital exposure.

         Management slowed the Company's store expansion plans because it was not effective in containing costs at already established locations and certain locations opened in 1998 did not perform to expectations. The Company has identified and closed the following stores that it deemed to be non performing:

        o Portland, Oregon on January 3, 1999;
        o Ontario,  California on April 28, 1999;
        o Kenosha, Wisconsin on August 3, 1999;
        o Oahu, Hawaii on January 3, 2000; and
        o Tulare, California on February 27, 2000.

         The Company's Grapevine, Texas and Anchorage, San Francisco locations are performing below expectations. The Company has reduced staffing costs and store hours at its Anchorage location until the lease expires or it can negotiate an early termination of the lease.

         In addition, the Company is in the process of relocating two locations, one in Branson, Missouri and one in San Francisco, California, to locations that management believes will generate more traffic.

         For more information on the performance of the Company's existing locations, see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In January 2000, the Company purchased a retail site in Vail, Colorado and plans to open a Fine Art Gallery at this location (see "Part I, Item 2. Description of Property"). In addition, the Company has a license to reproduce the works of Norberto Martini, one of the artists featured at the Company's New Orleans Gallery. The Company plans to sell these reproductions

          o in certain of its current copy jewelry and fine jewelry stores, including the relocated Branson, Missouri store and the Company's existing Ghirardelli location in San Francisco (the copy jewelry store at that location is moving to the main retail level of that mall on June 1, 2000); and

          o over the Internet (the Company is exploring the feasibility of selling art reproductions and copy jewelry through an alliance with an existing internet sales portal).


Types of Stores

         The copy jewelry stores sell copies of fine jewelry including rings, pendants, earrings, necklaces, bracelets, pearl enhancers and ear charms manufactured in 14 carat gold, sterling silver vermeil, gold bonded brass or gold bonded white metal. By using synthetic and laboratory grown stones, the Company offers copy jewelry at a fraction of the cost of real fine jewelry.

         The fine jewelry stores, Steinbeck Jewelers (Monterey), Kings Alley Jeweler (St. Croix) and Seaport Jewelers (St. Thomas), sell fine jewelry including rings, pendants, earrings, necklaces, bracelets, manufactured in 10 carat, 12 carat and 14 carat gold and other precious metals set with precious and semi-precious stones and certain gift ware items.

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


Purchase of Inventory

         The Company purchases its copy jewelry merchandise directly from a number of manufacturers located in and outside the United States; it does not purchase from distributors. Products purchased include stock items and jewelry designed by the Company. The jewelry sold in the fine jewelry stores and the handcraft, jewelry and gifts sold in the Steinbeck Lady section of the Steinbeck Jewelers store are primarily purchased directly from manufacturers and, to a lesser extent, from distributors. The Company purchases its Art for Bourbon
Street Gallery directly from the artists. Less than 5% of the art gallery's revenues are generated from sales of Art on consignment. The Company currently is negotiating with a publisher to produce its art reproductions.


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


Competition

         At this time, management believes that the Company has little direct competition. The Company knows of two copy jewelry retail store chains that could compete with the Company if they were located within close proximity of the Company's stores - Impostors and Landau Hyman. Management believes that the Company would be able to compete even if stores were opened within close proximity of the Company's stores. In this regard, two copy jewelry concept stores (neither one part of a chain) opened up within two blocks of our Palm Springs location. Revenues at that location were down approximately 9% for the year ending December 31, 1999 as compared to the same period in 1998. However, revenues for January and February of 2000 are up 21% over the same months in 1999. The Company's copy jewelry stores also compete indirectly with fine jewelry and costume jewelry retail stores; however, due to the type of merchandise sold and the difference in product price ranges, such competition has minimal if any affect on the Company's business.

Employees

         At March 24, 2000, the Company had approximately 149 employees, a decrease of 23 employees since March 1999. These employees include the Company's three officers, three regional managers, one national sales manager, 14 store managers, four training managers, 107 sales personnel, one retail computer systems manager, one office manager and 15 clerical personnel.


Item 2.      Description of Properties.

         The Company's executive offices are located at 542 Lighthouse Ave., Suite 5, Pacific Grove, California 93950. The facility consists of approximately 10,100 square feet. Utilized approximately as follows:

                                                 Square
Usage                                            Footage
-----                                            -------
Executive office space                              700
Administrative space                              1,100
New facility assembly                             1,700
Manager training                                    800
Warehouse space                                   5,000
Computer and file space                             900
                                                 ------
                                                 10,100
                                                 ======

         The facility is leased from an unaffiliated party pursuant to a two year lease that expires on February 28, 2001. Pursuant to the lease the entire base rent for the 24 month term of $109,000 was paid in March 1999. Management believes that the current executive facilities are sufficient for its needs over the next few years.

         The Company's stores are leased from unaffiliated parties on various terms. Certain of the leases provide the landlord with a percentage of revenues generated at and from the specific leased location (see Note 4 to the Company's Consolidated Financial Statements).


         On January 31, 2000, the Company purchased a retail site in Vail Colorado located at160 Gore Creek Drive, The Lodge Apartment Condominium, Vail, Colorado 81657, where it plans to open a Fine Art Gallery. The site is approximately 504 square feet. The Company has leased these premises back to the seller through April 30, 2000. The Company takes possession of the premises on May 1, 2000 at which time it will begin to prepare the premises for use as a Fine Art Gallery.

         On October 14, 1999, the Company purchased a condominium in New Orleans to house staff coming from other locations to train. Previous to this purchase, staff were housed in hotels. Management believes this purchase will reduce operating costs.


Item 3.      Legal Proceedings.

         Except as set forth below, the Company is not presently a party to any material litigation not in the regular course of its business, nor to the Company's knowledge is such litigation threatened.

         See  footnote  4  to  the  Company's   Consolidated  Audited  Financial
Statements for the year ended December 31, 1999 included elsewhere herein.



Item 4.      Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1999. However, on November 19, 1999, the Company's three executive officers and principal stockholders (who hold, in the aggregate, over 71% of the issued and outstanding shares of the Company's Common Stock) adopted a resolution to go private by amending the Company's Certificate of Incorporation to reverse split the Company's issued and outstanding shares of Common Stock at a ratio that would have cashed out all but the three principal stockholders (the "Reverse Split"). The Board (including the three principal stockholders) cancelled its plans to proceed with the Reverse Split because, after considering all the available information, the Board decided that it was in the best interest of all the stockholders to remain public at that time.

                                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Marketing Information -- The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) is traded is in the over-the-counter market (NASDAQ SmallCap Symbol: "EILL").

         The following tables set forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis for the past two fiscal years as reported by NASDAQ (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). The prices for periods prior to January 15, 1999 do not take into account the one-for-three reverse split of the Common Stock effected in January 1999.

                                                      Bid Prices
                                                 ---------------------
                                                 High              Low
                                                 ----              ---
Period - Fiscal Year  1998
--------------------------
First Quarter ending March 31, 1998             0.59375           0.21875
Second Quarter ending June 30, 1998             1.46875           0.50
Third Quarter ending September 30, 1998         0.9375            0.5625
Fourth Quarter ending December 31, 1998         0.875             0.50

Period - Fiscal Year  1999
--------------------------
January 1, 1999 through January 14, 1999        0.65625           0.50
January 15, 1999 through March 31, 1999         2.00              1.00
Second Quarter ending June 30, 1999             3.00              0.8125
Third Quarter ending September 30, 1999         1.28125           0.75
Fourth Quarter ending December 31, 1999         1.1875            0.6875

(b) Holders -- There were approximately 93 holders of record of the Company's Common Stock as of March 27, 2000 inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

         During 1998, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, the Company repurchased an aggregate of 31,083 shares of its Common Stock in the open market.

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


Results of Operations

Fiscal Year ended December 31, 1999 Compared to
Fiscal Year Ended December 31, 1998

         Sales for the year ended December 31,1999 increased $919,428 or approximately 9.5% when compared to the year ended December 31,1998.

         Management believes that the increase in sales was due to the addition of two locations in 1999 and full years sales from locations opened in 1998.

         As of December 31,1998, the Company operated 30 retail locations and, as of December 31,1999, it operated 29 retail locations. Although the Company added two stores in 1999, it closed its Portland, Oregon, Ontario, California, and Kenosha, Wisconsin stores on January 3, 1999, April 28, 1999, and August 3, 1999, respectively. The Company closed two additional stores (Oahu and Tulare) in the first quarter of 2000.

         Costs of goods as a percentage of revenues remained about the same: approximately 31.2% during 1998 and approximately 31.0% during 1999.

         During the year ended December 31,1999, selling, general and administrative expenses increased when compared to the year ended December
31,1998 by $926,260 (approximately 16.1%). As a percentage of sales, selling, general and administrative expenses increased from approximately 59.2% during the year ended December 31,1998 to approximately 62.8% during the year ended December 31,1999. Management believes that the increase in selling, general and administrative expenses was the result of the following factors:

          o The cost of operating locations opened in 1998 for the full year of 1999.

          o    The cost of operating the two locations opened in 1999.

          o    The costs associated with closing three locations in 1999.

          o Increased costs associated with advertising for staff, increased hiring and training of staff as a result of increased turnover, and increased travel expenses associated with training new staff and operating the Company's locations.

          o The costs of the Company's "going private" transaction" (see "Part I. Item 4. Submission of Matters to a Vote of Security Holders").

          o    Lower than expected revenues.



                  Revenues Same Store Locations.

         As of December 31,1998, the Company operated 21 locations that were also in operation at December 31,1999 and open for a full 12 months: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Branson, one in Minneapolis, one in Laughlin, one in Gilroy, one in Tulare, two in St Croix, one in St Thomas and one in Oahu.

         Revenues from same store locations for the year ended December 31,1999, increased (approximately 1.2%) from the same period in 1998.

         As noted in previous reports, the Company had experienced decreases in revenues during 1998 at its Oahu, St Croix and San Francisco (Anchorage Mall) copy jewelry stores and at its St Croix fine jewelry store (Kings Alley). The Company closed the Oahu store and the Tulare store during the first quarter of 2000 and anticipates closing the Anchorage store when the lease expires, if not sooner. Revenues at the Kings Alley and St Croix locations increased approximately 13.0% and 1%, respectively, over 1998 revenues and have continued to increase during the first quarter of 2000.

                  Net Income

         During the year ended December 31,1999, the Company realized net income of $137,109 compared to net income of $318,379 for the year ended December 31,1998.

         Inventory Turnover Ratios

         During the year ended December 31,1999, the Company maintained an inventory that provided a turnover ratio of 1.26 to1. Management does not believe that the current inventory turnover is indicative of impaired or slow-moving inventory.

         Management believes that the current inventory turnover ratio of 1.26 to 1 is appropriate for the Company's plan of operation, including maintaining its strategy of replacing inventory sold at its retail locations within a 2-3 day time frame. Management reviews items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the year ended December 31,1998 was 1.20 to 1. Management believes that this improved inventory turnover ratio is due to the fact that during the year ended December 31,1999 the Company had more stores open for a full 12 month period and fewer new stores that were open only a portion of the period than during the year ended December 31,1998 and the closuring of three locations in 1999 .

Liquidity and Capital Resources

         As of December 31, 1999, the Company had $1,760,254 in cash and cash equivalents (compared to $1,560,403 on December 31, 1998) and its current assets exceeded its current liabilities by $4,920,241.

         In 1997, the Company announced a store expansion. In this regard, it opened four locations in 1997, seven in 1998 and two in 1999. However, management has elected to shift its focus from opening new locations to bolstering revenues from existing stores and exploring other sales mediums and products that potentially could generate greater returns to cash with less capital exposure.

         In this regard management is expanding the Art Gallery concept and adding Art Reproductions to already existing stores. Management continues to actively seek an internet alliance to sell its jewelry and art reproductions.

         In September 1999, the Company established an e-commerce site (www.elegantillusions.com) to sell its products over the internet. However, to date internet sales have not made a material contribution to revenues. A significant amount of the Company's business comes from tourists who visit certain of the Company's stores but do not have an Elegant Illusions store near their home. Management anticipates that these tourists and others who will learn about the Company's e-commerce site at its existing locations will shop on its e-commerce site. For a discussion of this change in focus, see "Part I, Item 1. Business."

Item 7.      Financial Statements.

         The following consolidated financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B and are located at the end of this Annual Report on Form 10-KSB.

                             ELEGANT ILLUSIONS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED December 31, 1999

                                      INDEX

                                                                        Page No.

    Report of Independent Auditor                                         F-1

    Consolidated Balance Sheets - December 31, 1998 and 1999              F-2

    Consolidated Statements of Operations for the

    Years Ended December 31, 1998 and 1999                                F-3

    Consolidated Statement of Stockholders'
    Equity for the Years
    Ended December 31, 1998 and 1999                                      F-4

    Consolidated Statements of Cash Flows for the

    Years Ended December 31, 1998 and 1999                                F-5

    Notes to Consolidated Financial Statements                            F-6

Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures.
             -------------------------------------

         There have been no changes in, or disagreements with the Company's independent accountants with respect to accounting and/or financial disclosure, during the past two fiscal years.

                                    PART III

Item 9.      Directors,  Executive  Officers,  Promoters  and  Control  Persons;
             compliance  with  Section  16(a)  of  the  Exchange Act.

         The information required by this Item 9 is set forth in the section entitled "Election of Directors" in the Company's definitive proxy statement for its 2000 Annual meeting of Stockholders (the "Proxy Statement"), and is incorporated herein by this reference.


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


Item 13.     Exhibits and Reports on Form 8-K.

Exhibits

    3.a      Certificate of Incorporation of the Company (1)
    3.b      Amendment to the Certificate of Incorporation of the Company (1)
    3.c      Amendment to the Certificate of Incorporation of the Company (3)
    3.d      By-Laws of the Company (1)
    3.e      Amendment to the Certificate of Incorporation of the Company
             concerning the reverse stock split (4)

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

(4) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Commission on or about March 24, 1999, and incorporated herein by reference.


Reports of Form 8-K

         Form 8-K filed November 23, 1999, as amended on November 26, 1999

         Form 8-K filed December 2, 1999.

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

                                            ELEGANT ILLUSIONS, INC.


 Dated:  March 30, 2000                 By:  /s/ James Cardinal
                                           -------------------------
                                             James Cardinal,
                                             Chief Executive Officer,


                                             /s/ Tamara Gear
                                           --------------------------
                                             Tamara Gear, Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURES                                  TITLE                    DATE
 ----------                                  -----                    ----

 /s/ James Cardinal                        Director              March 30, 2000
---------------------------
 James Cardinal


 /s/ Gavin Gear                            Director              March 30, 2000
---------------------------
 Gavin Gear


 /s/ Tamara Gear                           Director              March 30, 2000
---------------------------
 Tamara Gear



                                           Director              March __, 2000
---------------------------
 Janet Heinze


                                           Director              March __, 2000
---------------------------
 Keith Brandon

                            SUPPLEMENTAL INFORMATION

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999

Report of Independent Auditor                                          F-1

Consolidated Balance Sheets at December 31, 1998 and 1999              F-2

Consolidated Statements of Operations -                                F-3
    Years Ended December 31, 1998 and 1999

Consolidated Statement of Stockholders' Equity -                       F-4
    Years Ended December 31, 1998 and 1999

Consolidated Statements of Cash Flows -                                F-5
    Years Ended December 31, 1998 and 1999

Notes to Consolidated Financial Statements                             F-6

                          REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders
Elegant Illusions, Inc.

I  have  audited  the  accompanying   consolidated  balance  sheets  of  Elegant
Illusions, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elegant Illusions, Inc. and Subsidiaries as of December 31, 1998 and 1999 and the consolidated results of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                            Jeffrey S. Gilbert, CPA

Los Angeles, California
March 22, 2000

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                                                               1998                 1999
                                                                                        ------------------   -----------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                           $       1,560,403    $       1,760,254
    Accounts receivable (net of allowances for
      doubtful accounts of $16,000 in 1998 and 1999)                                              415,141              415,353
    Income taxes receivable                                                                       142,800               88,130
    Inventory                                                                                   2,635,870            2,597,635
    Prepaid expenses                                                                              270,685              299,227
                                                                                        ------------------   ------------------
        TOTAL CURRENT ASSETS                                                                    5,024,899            5,160,599
                                                                                        ------------------   ------------------
PROPERTY AND EQUIPMENT, NET                                                                     1,743,134            1,892,119
                                                                                        ------------------   ------------------

OTHER ASSETS

    Deposits                                                                                       65,090               65,105
    Patents and trademarks, net of accumulated amortization
      of $3,150 and $3,908 in 1998 and 1999, respectively                                           2,807                2,430
    Excess cost over net assets acquired, net of accumulated
      amortization of $18,606 and $22,656 in 1998 and 1999, respectively                           26,291               18,191
                                                                                        ------------------   ------------------
        TOTAL OTHER ASSETS                                                                         94,188               85,726
                                                                                        ------------------   ------------------
                                                                                        $       6,862,221    $       7,138,444
                                                                                        ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                               $         162,244    $         240,358
                                                                                        -----------------    -----------------
        TOTAL CURRENT LIABILITIES                                                                 162,244              240,358

DEFERRED INCOME TAXES                                                                             152,871              213,871
                                                                                        ------------------   ------------------
        TOTAL LIABILITIES                                                                         315,115              454,229
                                                                                        ------------------   ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock - authorized 30,000,000 shares, $.001 par value,
      issued and outstanding 6,146,553 in 1998 and 1999                                             6,147                6,147
    Additional paid-in capital                                                                  3,914,508            3,914,508
    Retained earnings                                                                           2,710,459            2,847,568
    Less treasury stock at cost (62,066 shares in 1998 and 1999)                                  (84,008)             (84,008)
                                                                                        ------------------   ------------------
        TOTAL STOCKHOLDERS' EQUITY                                                              6,547,106            6,684,215
                                                                                        ------------------   ------------------
                                                                                        $       6,862,221    $       7,138.444
                                                                                        ==================   ==================

          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                                               1998                 1999
                                                                                        ------------------   ------------------
REVENUES                                                                                $       9,706,816    $      10,626,244

COST OF GOODS SOLD                                                                              3,030,003            3,298,529
                                                                                        ------------------   ------------------
GROSS PROFIT                                                                                    6,676,813            7,327,715

EXPENSES
    Selling, general and administrative                                                         5,743,590            6,669,850
    Depreciation and amortization                                                                 407,369              434,358
    Interest expense                                                                                  475                  398
                                                                                        ------------------   ------------------
        TOTAL EXPENSES                                                                          6,151,434            7,104,606
                                                                                        ------------------   ------------------
INCOME BEFORE INCOME TAXES                                                                        525,379              223,109

PROVISION FOR INCOME TAXES                                                                        207,000               86,000
                                                                                        ------------------   ------------------
NET INCOME                                                                              $         318,379    $         137,109
                                                                                        ==================   ==================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                             5,988,000             6,084,000
                                                                                        ==================   ==================

BASIC EARNINGS PER COMMON SHARE                                                         $             .05    $             .02
                                                                                        ==================   ==================

          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                        Common Stock
                                ------------------------------     Additional
                                  Shares                             Paid-in          Retained          Treasury
                                Outstanding         Amount           Capital          Earnings            Stock            Total
                                ------------    --------------   ---------------   --------------    --------------   --------------
BALANCE
  December 31, 1997               5,811,553     $        5,812  $      2,989,843    $  2,392,080     $     (46,056)   $   5,341,679

  Treasury Stock
    purchased                                                                                              (37,952)         (37,952)

  Sale of stock                     266,667                267           719,733                                            720,000

  Issuance of stock
    for services                     68,333                 68           204,932                                            205,000

  Net income
    for the year                                                                         318,379                            318,379
                              --------------    --------------   ---------------   --------------    --------------   --------------

BALANCE
  December 31, 1998               6,146,553              6,147         3,914,508       2,710,459           (84,008)       6,547,106

  Net income
    for the year                                                                         137,109                            137,109
                              --------------    --------------   ---------------   --------------    --------------   --------------

BALANCE
  December 31, 1999               6,146,553     $       6,1467   $    3,914,5098   $   2,847,568     $     (84,008)   $   6,684,215
                              ==============    ==============   ===============   ==============    ==============   =============


          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                                               1998                 1999
                                                                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                          $         318,379    $         137,109
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                                             407,369              434,358
        Expenses related to stock issued for consulting services                                  205,000
        Changes in operating assets and liabilities:
        (Increase) decrease in:
         Accounts receivable                                                                      (58,017)                (212)
         Inventory                                                                               (211,115)              38,235
         Prepaid expenses                                                                        (180,258)             (28,540)
         Income tax receivable                                                                    (60,608)              54,670
        Increase (decrease) in:
         Accounts payable and accrued expenses                                                     48,493               78,113
        Income taxes payable and deferred income taxes                                             25,000               61,000
                                                                                          ----------------   ------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 494,243              774,733
                                                                                        ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                           (947,491)            (676,580)
    Deposits and other assets                                                                       10,155             101,698
                                                                                        ------------------   ------------------
        NET CASH USED IN INVESTING ACTIVITIES                                                    (937,336)            (574,882)
                                                                                        ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                                                          720,000
    Purchase of treasury stock                                                                    (37,952)
                                                                                        ------------------   ------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  682,048
                                                                                        ------------------   ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          238,955              199,851

CASH AND CASH EQUIVALENTS BALANCE, Beginning of period                                           1,321,448            1,560,403
                                                                                         -----------------   ------------------
CASH AND CASH EQUIVALENTS BALANCE, End of period                                         $       1,560,403   $        1,760,254
                                                                                         =================   ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                                       $             475    $              398
    Income taxes paid                                                                   $         242,528    $           19,657

NON-CASH FINANCING ACTIVITY:
    Issuance of shares of common stock in exchange for services                         $           205,000  $




          See accompanying Notes to Consolidated Financial Statements.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999

    1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Description of Business - Elegant Illusions, Inc. was incorporated in Delaware in March 1988. The Company is engaged in the retail sale of fine jewelry in three locations and copy jewelry at locations in California, Nevada, Utah, Minnesota, Missouri, Oregon, Louisiana, Hawaii Wisconsin, Michigan, Indiana, Florida, Texas and U.S. Virgin Islands. Copy jewelry items are replications of fine jewelry, manufactured with synthetic stones set in 14 carat gold, sterling silver vermeil or plated brass. In addition, the Company sells original oil paintings, lithographs and other art in a store in New Orleans.

         Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Cash and Cash Equivalents - Cash equivalents are purchased short-term highly liquid investments readily convertible to cash with original maturities of no more than three months. There are cash balances in certain Federal insured banks that exceed the maximum insured amounts. However, management of the Company does not consider this a significant risk. As of December 31, 1999, the Company has deposits in excess of the FDIC limit in the amount of approximately $1,200,000.

         Inventories - Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Fair Value of Financial Instruments - The Company's financial instruments consists of cash equivalents, receivables, accounts payable, accrued expenses, notes payable and due to related parties. The fair values of the Company's financial instruments approximates the carrying value of the instruments

         Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the assets exceeds its fair value. The Company does not expect to have any significant losses resulting from its review of impairment of long-lived assets.

         Stock-Based Compensation - The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensations cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

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

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

         Basic and Diluted Loss per Share - Basic earnings per common share is based upon the net earnings applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which effect would have been diluted. The Company did not grant options and warrants during 1998 and 1999.

         Start-up Costs - Costs of start-up activities, including organization costs, is expensed as incurred.

         Advertising - Advertising costs are expensed the first time the advertisement is run. Total advertising and promotion expenses were $255,088 and $314,850 for the years ended December 31, 1998 and 1999, respectively.

    2.   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 1998 and 1999:


                                                                                               1998                 1999
                                                                                        ------------------   ------------------
               Real Estate                                                              $               0    $          221,246
               Office furniture, fixtures & equipment                                             161,804               194,264
               Store furniture, fixtures & equipment                                            2,156,526             2,438,499
               Vehicles                                                                            19,500                19,500
               Leasehold improvements                                                             756,037               707,038
                                                                                        ------------------   ------------------
                                                                                                3,093,867             3,580,547

                  Less: accumulated depreciation and amortization                               1,350,733             1,688,428
                                                                                        ------------------   ------------------
                                                                                        $       1,743,134    $        1,892,119
                                                                                        ==================   ==================

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

    3.   INCOME TAXES

         The components of income tax expense for the years ended December 31, 1998 and 1999 follow:

                                          Federal               State                Total
                                    -----------------    -----------------    ------------------
             1999:
                Current             $          12,000    $          13,000    $          25,000
                Deferred                       59,000                2,000               61,000
                                    ------------------   ------------------   ------------------
                                    $          71,000    $          15,000    $          86,000
                                    ==================   ==================   ==================

             1998:
                Current             $         151,000    $          31,000    $         182,000
                                    ------------------   ------------------   ------------------
                Deferred                       24,000                1,000               25,000
                                    ------------------   ------------------   ------------------
                                    $         175,000    $          32,000    $         207,000
                                    ==================   ==================   ==================

         The component of deferred tax liability was as follows at December 31, 1999:

             Deferred tax liability:
                Depreciation                             $         213,871
                                                         =================

         Income tax expense amounted to $207,000 in 1998 and $86,000 in 1999 (effective tax rates of 38% and 38.5%, respectively). The actual tax expense differs from the expected tax expense (computed by applying the Federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                                      1998                 1999
                                                               ------------------   ------------------
             Expected statutory tax                            $         178,629    $          75,857
             State income tax, net of federal tax benefit                 21,120                9,866
             Other                                                         7,251                  277
                                                               ------------------   ------------------
                  Actual tax                                   $         207,000    $          86,000
                                                               ==================   ==================


    4.   COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES:

         The Company leases its office and retail store facilities and certain equipment under operating leases with terms ranging from three to ten years. Certain of the leases include percentage rates of 3% to 12% of revenues as defined. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining lease terms in excess of one year, as of December 31, 1999 are as follows:

               Year Ended
               December 31,
               ------------
                  2000                       $  1,075,000
                  2001                            687,000
                  2002                            485,000
                  2003                            340,000
                  2004                            154,000
                  Thereafter                       46,000
                                             -------------
                                             $  2,787,000

         Rent expense for the fiscal years ended December 31, 1998 and 1999 were $1,477,595 and $1,781,583, respectively.

          LITIGATION:

          The Company has been named as a defendnat by a former manager / employee in a lawsuit claiming among other things that the Company misclassified him and certain other store managers in the Company's California locations as managers excluding them from receiving overtime pay. The Company intends to vigorously defend against this action and the Company's management is of the opinion that any liability is immaterial.

    5.   STOCKHOLDERS' EQUITY

         During 1998 the Company sold 266,667 common shares for $720,000, net and also, issued 68,333 common shares, valued at approximately $205,000, in connection with services performed by consultants. During 1998 the Company acquired 31,083 shares of its common stock for an aggregate price of $37,952.

    6.   COMMON STOCK REVERSE SPLIT

         On January 2, 1999, the Board of Directors approved a one for three reverse stock split. The number of authorized shares and par value remained the same. The effect of the reverse stock split has been retroactively reflected as of December 31, 1997 in the financial statements. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse stock split for all periods presented.