Form 10QSB
period 2000-03-31
ELEGANT ILLUSIONS INC /DE/
filed 2000-05-12
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from                  to
                                                ----------------

                         Commission File Number: 0-28128
                                                 -------

                             ELEGANT ILLUSIONS, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                                  88-0282654
         -------------------------------                   ----------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

              542 Lighthouse Ave., Suite 5, Pacific Grove, CA 93950
    -------------------------------------------------------------------------
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

                                            Yes        X               No
                                                     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                              Outstanding at March 31, 2000
------------------------------------               -----------------------------
  Common Stock, par value                                6,084,379 Shares
       $.001 per share

         Transitional Small Business Format (check one);  Yes        No  X
                                                              ---       --

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended March 31, 2000.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1999.

         The results reflected for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            December 31,    March 31,
                                                                                1999          2000
                                                                                ----          ----
                                                                           (Derived from   (Unaudited)
                                                                              Audited
                                                                             Financial
                                                                            Statements)
                                          ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                            $1,760,254    $1,451,508
          Accounts receivable (net of allowance for
          doubtful accounts of $16,000 in 1999 and 2000)                          415,353       363,467
          Income tax receivable                                                    88,130        70,130
          Inventory                                                             2,597,635     2,536,667
          Prepaid expenses                                                        299,227       293,599
                                                                                ---------     ---------

                  TOTAL CURRENT ASSETS                                          5,160,599     4,715,372
                                                                                ---------     ---------

PROPERTY AND EQUIPMENT, NET                                                     1,892,119     2,339,803
                                                                                ---------     ---------

OTHER ASSETS

          Deposits                                                                 65,105       515,104
          Trade marks and other, net of accumulated amortization                    2,430        11,417
          Excess cost over net assets acquired, net of accumulated
          amortization                                                             18,191        17,179
                                                                                ---------     ---------
                                                                                   85,726       543,700
                                                                                ---------     ---------
                                                                               $7,138,444    $7,598,875
                                                                                =========     =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
          Current portion of mortgage payable                                                     8,705
          Accounts payable and accrued expenses                                  $240,358       192,071
          Income taxes payable                                                          0             0
                                                                                                      -
                                                                                  240,358       200,776

LONG TERM LIABILITIES

          Mortgage Payable                                                                      471,295
          Deferred Income taxes payable                                           213,871       213,871
                                                                                ---------     ---------
                                                                                  213,871       685,166

                    TOTAL LIABILITIES                                             454,229       885,942
                                                                                ---------     ---------

STOCKHOLDERS' EQUITY
          Common stock-authorized 30,000,000 shares,
              $.001 par value, issued and outstanding
               6,146,446 shares in 2000 and 1999                                    6,146         6,146
          Additional paid in capital                                            3,914,509     3,914,509
          Retained earnings                                                     2,847,568     2,876,285
          Less treasury stock at cost
               (62,067 shares in 1999 and 1998)                                  (84,008)      (84,008)
                                                                                ---------     ---------
                                                                                6,684,215     6,712,932
                                                                                ---------     ---------
                                                                               $7,138,444    $7,598,875
                                                                                =========     =========

      See Accompanying Notes to Consolidated Condensed Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                  1999          2000
                                                                                  ----          ----
                                                                              (Unaudited)    (Unaudited)

REVENUES                                                                       $2,254,863    $2,604,585

COST OF GOODS SOLD                                                             $  644,930    $  691,923
                                                                                ---------     ---------
GROSS PROFITS                                                                   1,609,933     1,912,662
                                                                                ---------     ---------

EXPENSES

              SELLING, GENERAL AND ADMINISTRATION                               1,564,642     1,732,115
              DEPRECIATION AND AMORTIZATION                                        97,690       126,849
              INTEREST EXPENSE                                                         42         6,981
                                                                                ---------    ----------
                                                                                1,662,374     1,865,945
                                                                                ---------    ----------
INCOME(LOSS) BEFORE INCOME TAXES                                                 (52,441)        46,717

PROVISION FOR INCOME TAXES                                                       (19,000)        18,000
                                                                                ---------    ----------
NET INCOME(LOSS)                                                               $  (33,441)  $    28,717
                                                                                =========    ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                                             6,146,446     6,146,446
                                                                                =========     =========

BASIC AND DILUTED INCOME(LOSS) PER SHARE                                            $0.01         $0.00
                                                                                =========     =========


          See Accompanying Notes to Consolidated Condensed Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                  1999          2000
                                                                                  ----          ----
                                                                              (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
          Net income(loss)                                                      ($33,441)       $28,717
          Adjustments to reconcile net income
              to net cash provided by (used in)
             operating activities:
                      Depreciation and amortization                                97,690       126,849
                       Issuance of stock for                                            0
                      Changes in operating assets and liabilities:

                        (Increase) Decrease in:
                          Accounts receivable                                    (48,639)        51,886
                          Inventory                                                23,108        60,968
                          Prepaid expenses                                        (9,228)         5,628
                        Income tax receivable                                           0        18,000
                        Increase (Decrease in):
                          Accounts payable and accrued expenses                  (20,593)      (48,287)
                          Income taxes payable                                   (19,000)             0
                                                                            ------------- -------------
NET CASH PROVIDED BY OPERATIONS                                                  (10,103)       243,761
                                                                            ------------- -------------
CASH FLOW FROM INVESTING ACTIVITIES
          Purchase of property and equipment                                    (205,778)     (574,533)
          Other assets                                                              5,300     (457,974)
                                                                            ------------- -------------
NET CASH USED IN INVESTING ACTIVITIES                                           (200,478)   (1,032,507)
                                                                            ------------- -------------
CASH FLOW FROM FINANCING ACTIVITIES
          Mortgage loan                                                                 0       480,000
                                                                            ------------- -------------
NET CASH USED IN FINANCING ACTIVITIES                                                   0       480,000
                                                                            ------------- -------------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                             (210,581)     (308,746)

CASH AND CASH EQUIVALENT BALANCE,
          Beginning of period                                                   1,560,403     1,760,254
                                                                            ------------- -------------
CASH AND CASH EQUIVALENT BALANCE,
          End of period                                                     $   1,349,822  $  1,451,508
                                                                            =============  ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Interest Paid                                                               $42        $6,981
          Income taxes paid                                                            $0            $0

          See Accompanying Notes to Consolidated Condensed Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       COMMENTS

         The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of Elegant Illusions, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1999 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are normal recurring nature), necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Results of Operations

         Sales for the quarter ended March 31, 2000 increased $349,722 or 15.5% when compared to the quarter ended March 31, 1999.

         We believe that the increase in sales was due primarily to:

         o increased revenues from locations that were open and operating for the full three months of the first quarter of both fiscal 1999 and 2000;

         o the operation of the Royal Dane location, which opened January 29, 1999, for the full three months of 2000;

         o        increases in the retail prices of selected products.

offset by the closing of our Portland, Ontario and Kenosha locations in January 1999, April 1999 and August 1999, respectively, and the closing of our Oahu and Tulare locations in January 2000, and February 2000, respectively.

         As of March 31, 1999, we operated 30 retail locations and as of March 31, 2000, we operated 27 retail locations. Although we added two stores in 1999, as noted above, we closed three stores in 1999 and two stores in 2000.

         Costs of goods sold as a percentage of revenues decreased slightly from 28.6% in the quarter ended March 31, 1999 to 26.6% in the quarter ended March 31, 2000. We believe that this decrease was due to our ongoing efforts to reduce costs.

         During the quarter ended March 31, 2000, selling, general and administrative expenses increased when compared to the first quarter of 1999 by $167,473, or approximately 10.7%. We believe that this increase was due primarily to expenses associated with the increase in sales. However, as a percentage of sales, selling, general and administrative expenses decreased from approximately 69.4% during the first quarter of 1999 to approximately 66.5% during the first quarter of 2000. We believe that the decrease in selling, general and administrative expenses as a percentage of sales was primarily the result of:

         o increased revenues at locations open and operating during the entire three months of the first quarter of both fiscal 1999 and 2000;
         o increased revenues company wide even though we operated three fewer locations;
         o        operating three fewer locations;
         o reduced advertising expenses; and o reduced costs associated with hiring staff.


Revenues Same Store Locations.

         As of March 31, 1999, we operated 26 locations that were also in operation at March 31, 2000: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Branson, one in Minneapolis, one in Laughlin, one in Gilroy, two in St Croix, three in St Thomas, one in Birch Run, one in Grapevine, one in Maui, one in Michigan City and one in Miromar. Revenues from these locations for the quarter ended March 31, 1999, increased approximately 15.8% from the same period in 1999.

         We believe that the overall increase in same store revenues during the first quarter of 2000 was due to increased customer service, management's focus in producing greater sales and increased retail prices on selected products.

Inventory Turnover Ratios

         During the first quarter of 2000, we maintained an inventory that provided a turnover ratio of 1.08. We do not believe that our current inventory turnover is indicative of impaired or slow-moving inventory.

         We believe that our current inventory turnover ratio of 1.08 is appropriate for our plan of operation, including maintaining our strategy of replacing inventory sold at our retail locations within a 2-3 day time frame. We review items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the first quarter of 1999 was 0.98.

Liquidity and Capital Resources

         As of March 31, 2000, we had $ 1,451,508 in cash and cash equivalents, down $308,746 from December 31, 1999, and our current assets exceeded our current liabilities by $4,514,596, down $405,645 from December 31, 1999. We believe that these decreases primarily represents two deposits for the purchase of real estate. One of these deposits for $200,000 was returned to us in April 2000.

         In 1999, we elected to shift our primary focus from opening new locations to bolstering revenues from existing stores and exploring other sales mediums and products that potentially could generate greater returns to cash with less capital exposure.

         In this regard we are expanding the Art Gallery concept and adding art reproductions to already existing stores. As discussed in our annual report on form 10-KSB for the year ended December 31, 1999, on January 31, 2000, we purchased a retail site in Vail Colorado where we plan to open a fine art gallery. We leased these premises back to the seller through April 30, 2000 and regained possession on May 1, 2000. We plan to prepare the premises for use as a fine art gallery and, at this time, we anticipate that the gallery will open in September 2000.

         We are finalizing a lease for a new location in Warrenton, Missouri. If the lease is finalized, we anticipate opening this location in the Fall of 2000. We are utilizing furniture, fixtures, equipment and inventory from our recently closed Tulare store. The cost of moving these assets from Tulare to Warrenton was incurred in and is reflected in the financial statements for the first quarter of fiscal 2000.

         In June 2000, we plan to close two additional locations - Royal Dane in St. Thomas and Mall of America in Bloomington. These stores have not been performing up to expectations.

         Although we have curtailed our rapid expansion plans, we are still looking for new locations to open copy jewelry and/or fine art stores. As with the forthcoming Vail location, we may purchase rather than rent properties where we believe owning properties will be more advantageous than leasing properties. By purchasing rather than leasing properties, we hope to avoid increased base rents, sales percentage rents an, common area maintenance expenses while taking advantage of appreciation of real estate values.

         In addition, we are actively negotiating to purchase an office building to house our corporate and executive offices. Depending upon the cost, we may purchase the building alone or with others.

         Our primary anticipated capital expenditures during the remainder of fiscal 2000 include:

         o        the opening of the Warrenton store;
         o        the relocation of our Branson store;
         o        the opening of our fine art gallery in Vail;
         o the possible opening of one to three more fine art and/or copy jewelry stores;
         o        the acquisition of real estate to house these new stores;
         o        art reproduction inventory; and
         o        the acquisition of an office building.

         We believe that we have sufficient capital reserves for all of the foregoing activities, except, possibly, for the purchase of real estate.

         We are in the process of finalizing a $2,000,000 line of credit with a bank. We plan to use this line of credit, if needed, for the acquisition of store locations and an office building. In addition, we most likely will mortgage some or all of the properties that we acquire.

         In September 1999, we established an e-commerce site (www.elegantillusions.com) to sell our products over the internet. However, to date internet sales have not made a material contribution to revenues. We are actively seeking an internet alliance to sell our jewelry and art reproductions.

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

                                         ELEGANT ILLUSIONS, INC.



Dated: May 10, 2000                      s/James Cardinal
                                         ---------------------------------------
                                         James Cardinal, Chief Executive Officer


                                         s/Tamara Gear
                                         ---------------------------------------
                                         Tamara Gear, Treasurer