Form 10QSB
period 2000-06-30
ELEGANT ILLUSIONS INC /DE/
filed 2000-08-14
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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
      --------------------------------------------------------------------
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

                                            Yes        X          No
                                                     -----           -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                                 Outstanding at June 30, 2000
------------------------------------               ----------------------------
  Common Stock, par value                                 6,084,379 Shares
       $.001 per share

         Transitional Small Business Format (check one);  Yes        No  X
                                                              ---       ---

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and six months ended June 30, 2000.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1999.

         The results reflected for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              December 31,    March 31,
                                                                                  1999          2000
                                                                                  ----          ----
                                                                             (Derived from   (Unaudited)
                                                                                Audited
                                                                               Financial
                                                                              Statements)


                                          ASSETS

CURRENT ASSETS
          Cash and cash equivalents                                            $1,760,254    $1,640,903
          Accounts receivable (net of allowance for
          doubtful      accounts of $16,000 in 1999 and 2000)                     415,353       316,786
          Income tax receivable                                                    88,130             0
          Inventory                                                             2,597,635     2,903,453
          Prepaid expenses                                                        299,227       172,057
                                                                                ---------     ---------

                  TOTAL CURRENT ASSETS                                          5,160,599     5,033,189
                                                                                ---------     ---------

PROPERTY AND EQUIPMENT, NET                                                     1,892,119     2,314,995
                                                                                ---------     ---------

OTHER ASSETS

          Deposits                                                                 65,105       309,903
          Trade marks and other, net of accumulated amortization                    2,430         2,052
          Excess cost over net assets acquired, net of accumulated
          amortization                                                             18,191        15,003
                                                                                ---------     ---------
                                                                                   85,726       326,958
                                                                                ---------     ---------
                                                                               $7,138,444    $7,675,152
                                                                                =========     =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
          Current portion of mortgage payable                                                    $8,367
          Accounts payable and accrued expenses                                  $240,358       179,011
          Income taxes payable                                                          0        55,000
                                                                                ---------     ---------
                                                                                  240,358       242,378

LONG TERM LIABILITIES

          Mortgage Payable                                                                      468,794
          Deferred Income taxes payable                                           213,871       213,871
                                                                                ---------     ---------
                                                                                  213,871       682,665

                    TOTAL LIABILITIES                                             454,229       925,042
                                                                                ---------     ---------

STOCKHOLDERS' EQUITY
          Common stock-authorized 30,000,000 shares,
              $.001 par value, issued and outstanding
               6,146,446 shares in 2000 and 1999                                    6,146         6,146
          Additional paid in capital                                            3,914,509     3,914,509
          Retained earnings                                                     2,847,568     2,913,463
          Less treasury stock at cost
               (62,067 shares in 2000 and 1999)                                   (84,008)      (84,008)
                                                                                ---------     ---------
                                                                                6,684,215     6,750,110
                                                                                ---------     ---------
                                                                               $7,138,444    $7,675,152
                                                                                =========     =========

          See Accompanying Notes to Consolidated Condensed Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                                                                 1999          2000
                                                                                 ----          ----
                                                                             (Unaudited)    (Unaudited)

REVENUES                                                                       $4,905,056    $5,155,304

COST OF GOODS SOLD                                                             $1,559,691    $1,491,842
                                                                                ---------     ---------
GROSS PROFITS                                                                   3,345,385     3,663,462
                                                                                ---------     ---------

EXPENSES
              SELLING, GENERAL AND ADMINISTRATION                               3,126,432     3,280,063
              DEPRECIATION AND AMORTIZATION                                       199,469       216,296
              INTEREST EXPENSE                                                         42        26,543
                                                                                ---------     ---------
                                                                                3,325,943     3,522,902

INCOME(LOSS) BEFORE INCOME TAXES                                                   19,422       140,560

PROVISION FOR INCOME TAXES                                                          8,000        74,665
                                                                                ---------     ---------
NET INCOME(LOSS)                                                                  $11,422       $65,894
                                                                                =========     =========


WEIGHTED AVERAGE SHARES OUTSTANDING                                             6,084,379     6,084,379
                                                                                =========     =========

BASIC AND DILUTED INCOME(LOSS) PER SHARE                                            $0.00         $0.01
                                                                                   ======        ======

















      See Accompanying Notes to Consolidated Condensed Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000

                                                                                  1999          2000
                                                                                  ----          ----
                                                                              (Unaudited)    (Unaudited)

REVENUES                                                                       $2,650,104    $2,550,719

COST OF GOODS SOLD                                                                914,781       799,919
                                                                                ---------     ---------
GROSS PROFITS                                                                   1,735,433     1,750,800
                                                                                ---------     ---------

EXPENSES
              SELLING, GENERAL AND ADMINISTRATION                               1,559,241     1,547,949
              DEPRECIATION AND AMORTIZATION                                       101,779        89,447
              INTEREST EXPENSE                                                          0        19,652
                                                                                ---------     ---------
                                                                                1,661,020     1,656,958

INCOME(LOSS) BEFORE INCOME TAXES                                                   74,413        93,843

PROVISION FOR INCOME TAXES                                                         27,000        58,665
                                                                                ---------     ---------
NET INCOME(LOSS)                                                                  $47,413       $37,178
                                                                                =========     =========


WEIGHTED AVERAGE SHARES OUTSTANDING                                             6,084,379     6,084,379
                                                                                =========     =========

BASIC AND DILUTED INCOME(LOSS) PER SHARE                                            $0.01         $0.01
                                                                                   ======        ======

















      See Accompanying Notes to Consolidated Condensed Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                                                                  1999           2000
                                                                                  ----           ----
                                                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income(loss)                                                        $11,423       $65,894
          Adjustments to reconcile net income
              to net cash provided by (used in)
             operating activities:
                      Depreciation and amortization                               199,469       216,296
                       Issuance of stock for                                            0             0
                      Changes in operating assets and liabilities:

                        (Increase) Decrease in:
                          Accounts receivable                                      27,627        98,567
                          Inventory                                              (35,912)     (305,818)
                          Prepaid expenses                                         25,076       127,170
                        Income tax receivable                                           0        88,130
                        Increase (Decrease in):
                          Accounts payable and accrued expenses                  (47,282)      (61,347)
                          Income taxes payable                                     27,839        55,000
                                                                                ---------     ---------
NET CASH PROVIDED BY OPERATIONS                                                   208,240       283,893
                                                                                ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES
          Purchase of property and equipment                                    (321,469)     (636,769)
          Other assets                                                              5,699     (243,636)
                                                                                ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                                           (315,770)     (880,404)
                                                                                ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES
          Mortgage Payable                                                              0       477,160
                                                                                ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                                                   0       477,160
                                                                                ---------     ---------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                             (107,530)     (119,352)

CASH AND CASH EQUIVALENT BALANCE,
          Beginning of period                                                   1,560,403     1,760,254
                                                                                ---------     ---------
CASH AND CASH EQUIVALENT BALANCE,
          End of period                                                        $1,452,873    $1,640,902
                                                                                =========     =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Interest Paid                                                                $0       $26,543
          Income taxes paid                                                            $0       $19,600

NON-CASH FINANCING ACTIVITY:
          Issuance of shares for services                                              $0


      See Accompanying Notes to Consolidated Condensed Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       COMMENTS

         The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated Audited financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The December 31, 1999 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature), necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Results of Operations

         Sales for the quarter ended June 30, 2000 decreased $99,475 or 3.8% when compared to the quarter ended June 30, 1999. We believe that the decrease in sales was due primarily to the closing of the following locations:

Location                Closing Date
---------               -------------
Kenosha                 August 1999;
Oahu                    January 2000;
Tulare                  February 2000; and
Mall of America         June 2000.

         Sales for the six months ended June 30, 2000 increased $250,248 or 5.1% when compared to the quarter ended June 30, 1999. We believe this is increase was due primarily to same store sales increases for the period.

         As of June 30, 1999, we operated 30 retail locations and as of June 30, 2000, we operated 26 retail locations.

         Costs of goods sold as a percentage of revenues decreased from 34.5% in the quarter ended June 30, 1999 to 31.4% in the quarter ended June 30, 2000. Costs of goods sold as a percentage of revenues decreased from 31.8% in the six months ended June 30, 1999 to 28.9% in the six months ended June 30, 2000 We believe that these decreases were due to our ongoing efforts to reduce costs.

         During the quarter ended June 30, 2000, selling, general and administrative expenses decreased by $11,292, approximately 0.7% when compared to the second quarter of 1999. We believe that this decrease was due primarily to the closing of the locations mentioned above, offset by increases in management salaries and the expenses associated with closing Mall of America, Oahu and Tulare and abandoning certain assets, primarily certain improvements at these closed locations. However, selling, general and administrative expenses as a percentage of sales increased slightly from approximately 58.8% during the second quarter of 1999 to approximately 60.7% during the second quarter of 2000. We believe that the increase in selling, general and administrative expenses as a percentage of sales was primarily the result of decreased revenues as discussed above and

        o        increased salaries for management,
        o        costs associated with closing locations,
        o costs associated with relocating the Branson and Ghirardelli, San Francisco locations, and
        o costs of maintaining and training new staff in this very tight labor market.

         During the six months ended June 30, 2000, selling, general and administrative expenses increased by $153,631, approximately 4.9%, when compared to the first six months of 1999. We believe that this increase was due primarily to expenses associated with the increase in sales that we experienced during the first quarter of 2000. Selling, general and administrative expenses as a percentage of sales did not change materially between the periods: approximately 63.7% during the first six months of 1999 and approximately 63.6% during the six months ended June 30, 2000.

Revenues Same Store Locations.
-----------------------------

         As of June 30, 1999, we operated 26 locations that were also in operation at June 30, 2000: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Branson, one in Minneapolis, one in Laughlin, one in Gilroy, two in St Croix, three in St Thomas, one in Birch Run, one in Grapevine, one in Maui, one in Michigan City and one in Miromar.

Revenues from these locations for the quarter ended June 30, 2000, increased approximately 1.4% from the same period in 1999. Revenues for the six months ending June 30, 2000, increased approximately 8.23% from the same period in 1999. We believe that the overall increase in same store revenues during the second quarter of 2000 was due to increased customer service, management's focus in producing greater sales and increased retail prices on selected products.

Inventory Turnover Ratios
-------------------------

         During the second quarter of 2000, we maintained an inventory that provided a turnover ratio of 1.16. We do not believe that our current inventory turnover is indicative of impaired or slow-moving inventory. We note that we have increased inventory from the quarter ended March 31, 2000 to the quarter ended June 30, 2000 by $305,818 or approximately 11.8%. This increase is the result of purchases of art in anticipation of opening our Vail Gallery.

         We believe that our current inventory turnover ratio of 1.16 is appropriate for our plan of operation, including maintaining our strategy of replacing inventory sold at our retail locations within a 2-3 day time frame. We review items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the 2nd quarter of 1999 was 1.18.

Liquidity and Capital Resources

         As of June 30, 2000, we had $1,640,903 in cash and cash equivalents down $119,351 from December 31, 1999 and up $189,395 from March 31, 2000.
Current assets exceeded our current liabilities by $4,790,821 down $129,420 from December 31, 1999. We believe that these decreases primarily represent a deposit for the purchase of real estate.

         In 1999, we elected to shift our primary focus from opening new locations to bolstering revenues from existing stores and exploring other sales mediums and products that potentially could generate greater returns to cash with less capital exposure.

         In this regard we are expanding the Art Gallery concept and adding art reproductions to already existing stores:

|X| We plan to begin distributing our art reproductions in our existing jewelry and art stores in September 2000.

|X| We anticipate that our first two Reproduction Galleries; one in Ghiradelli square in San Francisco and one in Branson, Missouri, will open by September 30, 2000. To accomplish this, we relocated our copy jewelry stores in these locations in June and July 2000. We moved the Branson copy jewelry store from the Falls Center to downtown Branson and the Ghirardelli Square store to the Main Plaza within Ghiradelli Square. We leased additional space adjacent to our new copy jewelry operation in downtown Branson and we retained our lease at the former copy jewelry location in Ghiradelli Square for use as reproduction art galleries.

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

         We have finalized a lease for a new location in Warrenton, Missouri. We anticipate opening this location in the Fall of 2000. We are utilizing furniture, fixtures, equipment and inventory from our recently closed Tulare store. The cost of moving these assets from Tulare to Warrenton was incurred in and is reflected in the financial statements for the first quarter of fiscal 2000.

         As noted above, in June 2000, we closed our Mall of America location in Bloomington. On July 1, 2000, subsequent to the end of the second quarter, we closed our Royal Dane location in St. Thomas. These stores were not performing up to expectations.

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

         Our primary anticipated capital expenditures during the remainder of fiscal 2000 include:

o        the opening of the Warrenton store;
o        the opening of our fine art gallery in Vail;
o        the opening of our Branson reproduction art gallery;
o        the opening of our San Francisco reproduction art gallery;
o the possible opening of one to three more fine art and/or copy jewelry stores;
o        the acquisition of real estate to house these new stores;
o        art  reproduction inventory; and
o        the acquisition of an office building.

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

         In September 1999, we established an e-commerce site (www.elegantillusions.com) to sell our products over the internet. However, to date internet sales have not made a material contribution to revenues. In June 2000, we entered into an internet alliance with Vcommerce Corporation to provide for the sale of certain of our jewelry and art reproductions over the internet. We anticipate that our products will be available on the internet as a result of this alliance in late August or September 2000. We hope, but cannot assure, that this arrangement will result in increased revenues from internet sales.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

                           None.


Item 2.  Changes in Securities and Use of Proceeds

                           None.


Item 3.  Defaults Upon Senior Securities

                           None.


Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual stockholders' meeting on June 1, 2000.  At that meeting, we

         o        reelected management's slate of directors:

                         In Favor         Withhold Authority       Abstain
                         --------         ------------------       -------
James Cardinal          5,041,513                  334              4,568
Gavin Gear              5,041,513                  334              4,568
Tamara Gear             5,041,513                  334              4,568
Janet Heinze            5,041,513                  334              4,568
Keith Brandon           5,041,513                  334              4,568

and

         o        ratified  the  appointment  of Jeffrey  S.  Gilbert,  CPA,  as
                  auditor  for  the  fiscal  year  ending   December  31,  2000:
                  5,043,668 in favor, 834 opposed and 1,913 abstained.

Item 5.  Other Information

                           None.

Item 6.  Exhibits and Reports on Form 8-K

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ELEGANT ILLUSIONS, INC.



Dated: August  9, 2000               /s/ James Cardinal
                                     --------------------------
                                     James Cardinal, Chief Executive Officer

                                     /s/Tamara Gear
                                     --------------------------
                                     Tamara Gear, Treasurer