Form 10QSB
period 2000-09-30
ELEGANT ILLUSIONS INC /DE/
filed 2000-11-14
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from                to
                                                 --------------    -------------

                       Commission File Number:  0-28128
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

                                            Yes        X               No
                                                     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                         Outstanding at September 30, 2000
------------------------------------          ---------------------------------
      Common Stock, par value                          6,084,379 Shares
         $.001 per share

         Transitional Small Business Format (check one):  Yes        No  X
                                                              ---       --

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and nine months ended September 30, 2000.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 1999.

         The results reflected for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year.

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,      September 30,
                                                                           1999                  2000
                                    ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                       $ 1,760,254         $ 1,478,510
         Accounts receivable (net of allowance for
                    doubtful accounts of $16,000 in 1999 and 2000            415,353             224,410
         Income Taxes receivable                                              88,130              53,200
         Inventory                                                         2,597,635           3,026,723
         Prepaid expenses                                                    299,227             233,890
                                                                         -----------         -----------

                  TOTAL CURRENT ASSETS                                     5,160,599           5,016,733
                                                                         -----------         -----------


PROPERTY AND EQUIPMENT, NET                                                1,892,119           2,345,795
                                                                         -----------         -----------

OTHER ASSETS

         Deposits                                                             65,105              71,293
         Patents and trademarks, net of accumulated amortization               2,430               1,862
         Excess cost over net assets acquired, net of accumulated
          amortization                                                        18,191              13,991
                                                                         -----------         -----------
                                                                              85,726              87,146
                                                                         $ 7,138,444         $ 7,449,674
                                                                         ===========         ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Current portion of mortgage payable                                       0               9,894
         Accounts payable and accrued expenses                               240,358             297,945
         Income taxes payable                                                      0                   0
                                                                         -----------         -----------
                                                                             240,358             307,839
                                                                         -----------         -----------

MORTGAGE PAYABLE                                                                   0             465,140
DEFERRED INCOME TAXES                                                        213,871             213,871
                                                                         -----------         -----------
                                                                             213,871             679,011
                                                                         -----------         -----------

                  TOTAL LIABILITIES                                          454,229             986,850
                                                                         -----------         -----------

STOCKHOLDER EQUITY
         Common stock-authorized 30,000,000 shares,
            $.001 par value, issued and outstanding
            6,146,446 shares in 2000 and 1999                                  6,146               6,146
         Additional paid in capital                                        3,914,509           3,914,509
         Retained earnings                                                 2,847,568           2,626,177
Less treasury stock at cost (62,067 shares in 2000 and 1999)                 (84,008)            (84,008)
                                                                         -----------         -----------
                                                                           6,684,215           6,462,824
                                                                         $ 7,138,444         $ 7,449,674
                                                                         ===========         ===========

                  See Accompanying Notes to Consolidated Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                                                                 1999              2000
                                                                 ----              ----
REVENUES                                                     $ 7,428,980        $ 7,134,301

COST OF GOODS SOLD                                             2,310,201          2,048,349
                                                             -----------        -----------
GROSS PROFITS                                                  5,118,779          5,085,950

EXPENSES

                  SELLING, GENERAL AND ADMINISTRATION          4,744,393          4,866,746
                  DEPRESCIATION AND AMORTIZATION                 306,493            284,510
                  INTEREST EXPENSE                                   398             29,040
                                                             -----------        -----------
                                                               5,051,284          5,180,296
                                                             -----------        -----------
INCOME (LOSS)BEFORE INCOME TAXES                                  67,495            (94,346)

PROVISION (REFUND) FOR INCOME TAXES                               25,000            (31,000)
                                                             -----------        -----------

NET INCOME (LOSS)  BEFORE ACCOUNTING CHANGE                       42,495           (125,346)

CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                           (96,045)
                                                             -----------        -----------
NET INCOME (LOSS)                                                 42,495           (221,391)
                                                             ===========        ===========



WEIGHTED AVERAGE SHARES OUTSTANDING                            6,084,379          6,084,379
                                                             ===========        ===========

BASIC AND DILUTED INCOME(LOSS) PER SHARE
                  BEFORE ACCOUNTING CHANGE                   $      0.01        ($     0.02)
                                                             ===========        ===========

                  AFTER ACCOUNTING CHANGE                    $      0.01        ($     0.04)
                                                             ===========        ===========




           See Accompanying Notes to Consolidated Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                                                                 1999              2000
                                                                 ----              ----
REVENUES                                                     $ 2,523,923        $ 1,978,997

COST OF GOODS SOLD                                               750,510            556,508
                                                             -----------        -----------
GROSS PROFITS                                                  1,773,413          1,422,489

EXPENSES

                  SELLING, GENERAL AND ADMINISTRATION          1,617,961          1,584,281
                  DEPRESCIATION AND AMORTIZATION                 107,024             70,618
                  INTEREST EXPENSE                                   356              2,497
                                                             -----------        -----------
                                                               1,725,341          1,657,396
                                                             -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES                                 48,072           (234,907)

PROVISION (REFUND) FOR INCOME TAXES                               17,000           (110,666)
                                                             -----------        -----------
NET INCOME (LOSS)                                                 31,072           (124,241)
                                                             ===========         ==========




WEIGHTED AVERAGE SHARES OUTSTANDING                            6,084,379          6,084,379
                                                             ===========         ==========

BASIC AND DILUTED INCOME (LOSS) PER SHARE                    $      0.01         ($    0.02)
                                                             ===========         ==========











                  See Accompanying Notes to Consolidated Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                                                                                1999                 2000
                                                                                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (Loss)                                                  $    42,496            (221,391)
         Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                          306,493             284,510
         Changes in operating assets and liabilities:
                  (Increase) Decrease in:
                  Accounts Receivable                                            (9,212)            190,943
                  Inventory                                                    (229,161)           (429,088)
                  Prepaid expense                                               (42,906)             65,337
                  Income tax receivable                                               0              34,930
                  (Increase) Decrease in:
                  Accounts payable and accrued expenses                         (75,551)             57,587
                  Income taxes payable                                           42,800                   0
                                                                            -----------          ----------
NET CASH PROVIDED BY OPERATIONS                                                  34,959             (17,172)
                                                                            -----------          ----------

CASH FLOW FROM INVESTING ACTIVITIES
                  Purchase of property and equipment                           (458,741)           (734,581)
                  Other assets                                                  (10,095)             (5,026)
                                                                            -----------          ----------
NET CASH USED IN INVESTING ACTIVITIES                                          (468,836)           (739,606)
                                                                            -----------          ----------
CASH FLOW FROM FINANCING ACTIVITIES
                  Mortgage payable                                                    0             475,034
                                                                            -----------          ----------
NET CASH USED IN FINANCING ACTIVITIES                                                 0             475,034

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      (433,877)           (281,744)

CASH AND CASH EQUIVALENT BALANCE
                  Beginning of period                                         1,560,403           1,760,254
                                                                            -----------          ----------
CASH AND CASH EQUIVALENT BALANCE
                  End of period                                               1,126,526           1,478,510
                                                                            ===========         ===========






                  See Accompanying Notes to Consolidated Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    COMMENTS

      The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of Elegant Illusion, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1999 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

       In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.     ACCOUNTING CHANGE

       In accordance with Staff Accounting Bulletin 101, during the quarter ending September 30, 2000, the Company adopted a new accounting method whereas layaway sales would only be recognized as sales upon delivery of the merchandise to the customer. The impact of this accounting change was a cumulative charge to net income of $96,045 effective at the beginning of the fiscal year. The pro forma effect of retroactive application of this accounting change to prior operating periods is immaterial.

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

Results of Operations

         Sales for the quarter ended September 30, 2000 decreased $544,926 or approximately 21.6% when compared to the quarter ended September 30, 1999. Sales for the nine months ended September 30, 2000 decreased $294,679 or approximately 4.0% when compared to the nine months ended September 30, 1999. We believe that the decrease in sales was due primarily to the closing of the following locations:

Location          Closing Date
--------          ------------
Oahu              January 2000;
Tulare            February 2000;
Mall of America   June 2000; and
Royal Dane Mall   July 1 2000

         As of September 30, 1999, we operated 29 retail locations and as of September 30, 2000, we operated 27 retail locations.

         Costs of goods sold as a percentage of revenues decreased from 29.7% in the quarter ended September 30, 1999 to 28.1% in the quarter ended September 30, 2000. Costs of goods sold as a percentage of revenues decreased from 31.1% in the nine months ended September 30, 1999 to 28.7% in the nine months ended September 30, 2000. We believe that these decreases were due to our ongoing efforts to reduce costs.

         During the quarter ended September 30, 2000, selling, general and administrative expenses decreased by $33,680, or approximately 2.1% when compared to the third quarter of 1999. We believe that this decrease was due primarily to the closing of the locations mentioned above, that were closed in the year 2000, offset by

o        increases in management salaries,
o expenses associated with closing Mall of America, Oahu, Tulare, and Royal Dane Mall,
o abandoning certain assets, primarily certain improvements, at these closed locations,
o expenses associated with relocating the Branson and Ghirardelli, San Francisco locations,
o expenses of maintaining and training new staff in this very tight labor market,
o expenses incurred in relocating furniture and fixtures from the proposed Warrenton location back to our home offices as we did not open this store,
o expenses of $250,000 related to a forfeited deposit in an abandoned real estate acquisition and
o        Expenses of $70,000 in settlement of an employee litigation.

         Excluding the last two, one time charges listed above, selling, general and administrative expenses, for the quarter ending September 30, 2000, would have decreased by $353,680, or approximately 21.9% when compared to the third quarter of 1999.

         Selling, general and administrative expenses as a percentage of sales increased from approximately 64.1% during the third quarter of 1999 to approximately 80.1% during the third quarter of 2000. However, excluding the two charges of $250,000 and $70,000 stated above, selling, general and administrative expenses as a percentage of sales decreased slightly from approximately 64.1% during the third quarter of 1999 to approximately 63.9% during the third quarter of 2000.

         During the nine months ended September 30, 2000, selling, general and administrative expenses increased by $122,354 or approximately 2.6%, when compared to the first nine months of 1999. Selling, general and administrative expenses as a percentage of sales increased from approximately 63.9% during the first nine months of 1999 to approximately 68.2% during the nine months ended September 30, 2000.

         As with the three month figures, we believe that this increase was due primarily to the $250,000 charge related to a forfeited real estate deposit and the $70,000 settlement charge related to an employee litigation.

         Excluding the two charges of $250,000 and $70,000 stated above, during the nine months ended September 30, 2000:

         o selling, general and administrative expenses decreased by $197,646, or approximately 4.2%, when compared to the first nine months of 1999; and

         o Selling, general and administrative expenses as a percentage of sales did not change materially between the periods: approximately 63.9% during the first nine months of 1999 and approximately 63.7% during the nine months ended September 30, 2000.

Revenues Same Store Locations.

         As of September 30, 1999, we operated 25 locations that were also in operation at September 30, 2000: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Branson, one in Laughlin, one in Gilroy, two in St Croix, two in St Thomas, one in Birch Run, one in Grapevine, one in Maui, one in Orlando, one in Michigan City and one in Miromar.

         Revenues from these locations for the quarter ended September 30, 2000 decreased approximately 4.3% from the same period in 1999. Revenues for the nine months ending September 30, 2000 decreased approximately 2.0% from the same period in 1999. We believe that the decrease in same store revenues during the third quarter of 2000 was primarily due to a downturn in revenues at the New Orleans location. With New Orleans excluded, revenues from these locations for the quarter ended September 30, 2000 decreased approximately 2.3% from the same period in 1999. With New Orleans excluded, revenues for the nine months ending September 30, 2000 showed no change from the same period in 1999. We believe that 1999 New Orleans revenues were higher than prior years. Revenues so far during 2000 are consistent with historical revenues for this location. We note that, if revenues continue at this level through the fourth quarter of 2000, we will have our second best year at this location.

Inventory Turnover Ratios

         During the third quarter of 2000, we maintained an inventory that provided a turnover ratio of 0.79. We do not believe that our current inventory turnover is indicative of impaired or slow-moving inventory. We note that we have increased inventory from the quarter ended March 31, 2000 to the quarter ended September 30, 2000 by $429,088 or approximately 16.5%. This increase is primarily the result of purchases of art in anticipation of opening our Vail Gallery and the result of closing five locations in the year 2000. We have reduced and will continue to reduce purchases of inventory until the inventory backlog decreases. In addition, we have allocated certain inventory to locations that are in or shortly will be coming into their major selling season.

         In accordance with Staff Accounting Bulletin 101, during the quarter ending September 30, 2000, we adopted a new accounting method pursuant to which we recognize layaway sales as sales upon delivery of the merchandise to the customer. The impact of this accounting change was a cumulative charge to net income of $96,045 effective at the beginning of the period. The pro forma effect of retroactive application of this accounting change to prior operating periods is immaterial.

         Taking into account the closing of the stores and the purchases of art discussed above, we believe that our current inventory turnover ratio of 0.79 is appropriate for our plan of operation, including maintaining our strategy of replacing inventory sold at our retail locations within a two to three day time frame. We review items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the third quarter of 1999 was 1.12.

Liquidity and Capital Resources

         As of September 30, 2000, we had $1,478,510 in cash and cash equivalents down $281,744 from December 31, 1999 and down $162,393 from June 30, 2000. Current assets exceeded our current liabilities by $4,708,894 down $211,347 from December 31, 1999.

         In 1999, we elected to shift our primary focus from opening new locations to bolstering revenues from existing stores and exploring other sales mediums and products that potentially could generate greater returns to cash with less capital exposure.

         In this regard we are expanding the Art Gallery concept and adding art reproductions to already existing stores:

         o We began distributing our art reproductions in our existing jewelry and art stores in September 2000.

         o We opened our first two Reproduction Galleries; one in Ghirardelli square in San Francisco and one in Branson, Missouri, in September 2000. To accomplish this, we relocated our copy jewelry stores in these locations in June and July 2000. We moved the Branson copy jewelry store from the Falls Center to downtown Branson and the Ghirardelli Square store to the Main Plaza within Ghirardelli Square. We leased additional space adjacent to our new copy jewelry operation in downtown Branson and we retained our lease at the former copy jewelry location in Ghirardelli Square for use as reproduction art galleries. However, the lease for the old Ghirardelli Square location expired in November 2000. At that time, based upon initial sales results of reproduction art in that location, we determined not to renew the lease. Reproductive art inventory from the Ghirardelli Square location is being transferred to our other stores.

         As discussed in our annual report on form 10-KSB for the year ended December 31, 1999, on January 31, 2000, we purchased a retail site in Vail Colorado where we planned to open a fine art gallery. We leased these premises back to the seller through April 30, 2000 and regained possession on May 1, 2000. This Gallery opened on November 3, 2000.

         As noted above, in June 2000, we closed our Mall of America location in Bloomington and in July 2000, we closed our Royal Dane location in St. Thomas. These stores were not performing up to expectations. Subsequent to the end of the third quarter we consolidated the Seaport Jewelers location, St. Thomas, into the Elegant Illusions location also in St. Thomas.

         Although we have curtailed our rapid expansion plans, we are still looking for new locations to open copy jewelry and/or fine art stores. In this regard, we had planned to enter into a lease for a new copy jewelry store in Warrenton, Missouri. However, after further investigation, we determined not proceed at this location.

         As with the Vail location, we may purchase rather than rent properties where we believe owning properties will be more advantageous than leasing properties. By purchasing rather than leasing properties, we hope to avoid increased base rents, sales percentage rents an, common area maintenance expenses while taking advantage of appreciation of real estate values.

         We had been negotiating to purchase an office building to house our corporate and executive offices. In November 2000, after the end of the third quarter, we terminated negotiations. As a result, we lost a $250,000 deposit on the property.

         Our primary anticipated capital expenditures during the remainder of fiscal 2000 include:

o the possible opening of one to three more fine art and/or copy jewelry stores;
o the possible acquisition of real estate to house these new stores; and o the purchase of additional art reproduction inventory.

         We believe that we have sufficient capital reserves for all of the foregoing activities, except, possibly, for the purchase of real estate. We most likely will mortgage some or all of the real estate that we acquire.

         In September 1999, we established an e-commerce site (www.elegantillusions.com) to sell our products over the internet. However, to date internet sales have not made a material contribution to revenues. In June 2000, we entered into an internet alliance with Vcommerce Corporation to provide for the sale of certain of our jewelry and art reproductions over the internet. We had anticipated that our products would be available on the internet as a result of this alliance in late August or September 2000. Vcommerce has informed us that this site should be up later in November 2000. We anticipate, but cannot assure, that this arrangement will result in increased revenues from internet sales.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         As noted in footnote 4 to our Consolidated Audited Financial Statements for the year ended December 31, 1999, the Company had been named as a defendant by a former manager/employee in a lawsuit claiming among other things that the Company misclassified him and certain other store managers in the Company's California locations as managers excluding them from receiving overtime pay. In November 2000, after the end of the third quarter, we settled the suit for $70,000.

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

                                      ELEGANT ILLUSIONS, INC.



Dated: November 14, 2000              /s/  James Cardinal
                                      ---------------------------------------
                                      James Cardinal, Chief Executive Officer

                                      /s/ Tamara Gear
                                      ---------------------------------------
                                      Tamara Gear, Treasurer