Form 10KSB
period 2000-12-31
ELEGANT ILLUSIONS INC /DE/
filed 2001-03-30
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File No.0-28128
                   -------

                             ELEGANT ILLUSIONS, INC.
     ----------------------------------------------------------------------
(Name of small business issuer in its charter)

         Delaware                                          88-0282654
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              542 Lighthouse Ave., Suite 5, Pacific Grove, CA 93950
    ------------------------------------------------------------------------
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

                                                        Yes     X      No  _____
                                                              ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X ]

The Issuer's revenues for its fiscal year ended December 31, 2000 were $9,629,233.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the closing bid price of such stock, as of March 20, 2001 is $1,326,936 based upon $0.75 multiplied by the 1,769,248 Shares of Registrant's Common Stock held by non-affiliates1.

The number of shares outstanding of each of the registrant's classes of common stock (which excludes 62,067 treasury shares), as of March 20, 2001 is 6,084,379 shares, all of one class of $.001 par value Common Stock..

The information required by Items 9, 10, 11 and 12 under Part III of this report is incorporated by reference from the issuer's definitive proxy statement for its 2001 Annual Meeting of Stockholders (to be filed with the Commission not later than April 30, 2001).

Transitional Small Business Disclosure Format (check one):  Yes          No   X
                                                                ------      ---

--------
     1 Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

                             ELEGANT ILLUSIONS, INC.

                                   Form 10-KSB
                          Year Ended December 31, 2000

                                Table of Contents

PART I                                                                   Page

Item 1.      Description of Business........................................1

Item 2.      Description of Properties......................................5

Item 3.      Legal Proceedings..............................................6

Item 4.      Submission of Matters to a Vote of
               Security Holders.............................................6

Part II

Item 5.      Market for Common

               Equity and Related Stockholder Matters.......................6

Item 6.      Management's Discussion and Analysis of

               Financial Condition and Results of Operations................8

Item 7.      Financial Statements..........................................12

Item 8.      Changes in and Disagreements with
               Accountants on Accounting and

               Financial Disclosures.......................................12

Part III

Item 9.      Directors, Executive Officers, Promoters
               and Control Persons; Compliance with

               Section 16(a) of the Exchange Act...........................13

Item 10. Executive Compensation............................................13

Item 11. Security Ownership of Certain Beneficial

               Owners and Management.......................................13

Item 12. Certain Relationships and Related

               Transactions................................................13

Item 13. Exhibits and Reports on Form 8-K..................................13

Signatures.................................................................15

Supplemental Information...................................................16

Financial Statements......................................................F-1

                                     PART I

Item 1.      Description of Business.
             -----------------------

General

         Elegant Illusions, Inc. (the "Company"), through its wholly-owned subsidiary, Elegant Illusions, Inc, a California corporation (the "Subsidiary"), is primarily in the retail copy jewelry business and currently owns and operates 21 retail copy jewelry stores, two fine jewelry stores, two fine art galleries and one reproduction art gallery.

    The retail copy jewelry stores are located in:

California
o        Gilroy,
o        Monterey (two stores),
o        Palm Springs,
o        Sacramento,
o        Santa Barbara,
o        San Diego and
o        San Francisco (two stores)

Florida
o        Miromar and
o        Orlando

Hawaii
o        Maui

Indiana
o        Michigan City

Louisiana
o        New Orleans

Michigan
o        Birch Run

Missouri
o        Branson

Nevada
o        Laughlin

Texas
o        Grapevine

U.S. Virgin Islands
o        St. Croix and
o        St. Thomas

Utah
o        Salt Lake City


         One of the fine jewelry stores (which includes a handcraft, jewelry and gift store) is located in Monterey and the other located in St. Croix.

         One of the fine art galleries is located in New Orleans (Bourbon St. Gallery) and the other is located in Vail, Colorado (Gore Creek Gallery).

         The reproduction art gallery (Branson Gallery) is located in Branson (Branson Gallery).

         In 1997, the Company announced a store expansion plan. In this regard, it opened four locations in 1997, seven in 1998 and two in 1999. However, in 1998, management elected to shift its focus from opening new locations to bolstering revenues from existing stores and exploring other sales mediums that potentially could generate greater returns to cash and less capital exposure.

         The Company has identified and closed the following stores that it deemed to be non performing:

o Portland, Oregon on January 3, 1999;
o Ontario,  California on April 28, 1999;
o Kenosha,  Wisconsin  on August 3, 1999;
o Oahu,  Hawaii on January 3, 2000;
o Tulare,  California on February 27, 2000;
o Royal Dane Mall,  St. Thomas on July 1, 2000;
o Seaport Jewelers on October 23, 2000; and
o San Francisco reproduction art gallery on November 30, 2000.

         The Company also closed its Mall of America location in June 2000 because it was unable to negotiate a lease renewal satisfactory to management.

         The Company's Grapevine, Texas and Anchorage, San Francisco locations are performing below expectations. The Company has reduced staffing costs and store hours at its Anchorage location and had planned to let the lease expire; however, the Company currently is negotiating to relocate the store within the same shopping mall.

         In addition, the Company relocated two locations, one in Branson, Missouri and one in San Francisco, California, to locations that management believes will generate more traffic. During the period from June 1, 2000 to
December  31,  2000,   sales  at  these   locations  are  up  22.0%  and  23.0%,
respectively.

         For more information on the performance of the Company's existing locations, see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In January 2000, the Company purchased a retail site in Vail, Colorado and, on November 5, 2000, opened a Fine Art Gallery at this location (see "Part I, Item 2. Description of Property"). In addition, the Company has licenses to reproduce the works of Norberto Martini and Andrea Stella. The Company sells these reproductions in certain of its current copy jewelry and fine jewelry stores and it's Gallery located in Branson Missouri.

         Original works of both of these artists are featured at the Company's New Orleans and Vail Galleries.

         The Company plans to license its Elegant Illusions trade name to permit others to open signature stores featuring Elegant Illusions brand copy jewelry. The Company is structuring these transactions in a manner that management believes will not require registration under current franchising laws.

         The Company also plans to license the right to sell its Elegant Illusions brand copy jewelry to existing retail jewelry stores or jewelry/gift galleries operating under their own trade name. These stores would devote a department or area to Elegant Illusions brand copy jewelry.

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

         In June 2001, the Company anticipates, but cannot assure, that it will make the following changes at its Steinbeck Jewelers location:

         o        upgrade its jewelry selection to higher ticket items,
         o        eliminate the handcrafted and gift items,
         o        remodel the premises and
         o convert a portion of the space (approximately 500 sq. ft.) to an art gallery featuring original works of the same artists carried in the Bourbon Street and Gore Creek Galleries.

         The fine art galleries, Bourbon Street Gallery and Gore Creek Gallery, sell predominantly original oil paintings by contemporary Italian artists.

Purchase of Inventory

         The Company purchases its copy jewelry merchandise directly from a number of manufacturers located in and outside the United States; it does not purchase from distributors. Products purchased include stock items and jewelry designed by the Company. The jewelry sold in the fine jewelry stores and the handcraft, jewelry and gifts sold in the Steinbeck Lady section of the Steinbeck Jewelers store are primarily purchased directly from manufacturers and, to a lesser extent, from distributors. The Company purchases its Art for Bourbon Street Gallery and Gore Creek Gallery directly from the artists. Less than 5% of Bourbon Street Gallery's revenues are generated from sales of Art on consignment. None of the Gore Creek Gallery's revenues are generated from sales of Art on consignment.

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

Competition

         At this time, management believes that the Company has little direct competition. The Company knows of two copy jewelry retail store chains that could compete with the Company if they were located within close proximity of the Company's stores - Impostors and Landau Hyman. Management believes that the Company would be able to compete even if stores were opened within close proximity of the Company's stores. In this regard, two copy jewelry concept stores (neither one part of a chain) opened up within two blocks of our Palm Springs location. Revenues at that location were up approximately 27% for the year ending December 31, 2000 as compared to the same period in 1999. Similarly, a copy jewelry concept store opened up in the same Mall in Miromar, Florida as one of the Company's stores. Revenues at that location were up approximately 7.13% for the year ending December 31, 2000 as compared to the same period in 1999. The Company's copy jewelry stores also compete indirectly with fine jewelry and costume jewelry retail stores; however, due to the type of merchandise sold and the difference in product price ranges, such competition has minimal if any affect on the Company's business.

Employees

         At March 14, 2000, the Company had approximately 124 employees, a decrease of 24 employees since March 2000. Current employees include the Company's three officers, three regional managers, one national sales manager, 13 store managers, nine assistant managers, two training managers, 78 sales personnel, one retail computer systems manager, one office manager and 13 clerical personnel.

Item 2.      Description of Properties.
             -------------------------

         The Company's executive offices are located at 542 Lighthouse Ave., Suite 5, Pacific Grove, California 93950. The facility consists of approximately 10,100 square feet utilized approximately as follows:

                                                 Square
Usage                                            Footage
------                                           -------
Executive office space                               700
Administrative space                               1,100
New facility assembly                              1,700
Manager training                                     800
Warehouse space                                    5,000
Computer and file space                              900
                                                 -------
                                                  10,100
                                                 =======

         The facility, excluding the warehouse space which is located on another floor in the building, is leased from an unaffiliated party pursuant to a one year lease that expires on February 28, 2002. Included in the agreement is an option to extend the lease for an additional year.

         The Company has leased the warehouse portion of the premises for a period of six months, beginning March 1, 2001.

         Management   believes  that  the  current  executive   facilities  are
sufficient for the Company's needs through the term of its lease; however management actively is looking to purchase a building.

         As noted below, Gore Creek Gallery is located in a retail condominium owned by the Company. The rest of the Company's stores are leased from unaffiliated parties on various terms. Certain of the leases provide the landlord with a percentage of revenues generated at and from the specific leased location (see Note 4 to the Company's Consolidated Financial Statements). In addition, certain of the leases contain termination clauses in the event a location does not meet specific revenue projections.

         On January 31, 2000, the Company purchased a retail site in Vail Colorado located at160 Gore Creek Drive, The Lodge Apartment Condominium, Vail, Colorado 81657, where it opened a Fine Art Gallery. The site is approximately 504 square feet. The Company leased these premises back to the seller through April 30, 2000. The Company retook possession of the premises on May 1, 2000 at which time it began to prepare the premises for use as a Fine Art Gallery. The Fine Art Gallery was opened on November 5, 2000.

         On October 14, 1999, the Company purchased a condominium in New Orleans to house staff coming from other locations to train. Previous to this purchase, staff were housed in hotels. Management believes this purchase has reduced operating costs and allowed for a stable management staff.

Item 3.      Legal Proceedings.
             -----------------

         The Company is not presently a party to any material litigation not in the regular course of its business, nor to the Company's knowledge is such litigation threatened.

Item 4.      Submission of Matters to a Vote of Security Holders.
             ---------------------------------------------------

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

(a) Marketing Information -- The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) is traded is in the over-the-counter market (NASDAQ SmallCap Symbol: "EILL").

         The following tables set forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis for the past two fiscal years as reported by NASDAQ (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). The prices for the period prior to January 15, 1999 do not take into account the one-for-three reverse split of the Common Stock effected on January 1999.

                                                        Bid Prices
                                                 ---------------------
                                                 High             Low
                                                 ----             ---
Period - Fiscal Year  1999

January 1, 1999 through January 14, 1999        0.65625           0.50
January 15, 1999 through March 31, 1999         2.00              1.00
Second Quarter ending June 30, 1999             3.00              0.8125
Third Quarter ending September 30, 1999         1.28125           0.75
Fourth Quarter ending December 31, 2000         1.1875            0.6875

Period - Fiscal Year  2000

First Quarter ending March 31, 2000             1.844             0.813
Second Quarter ending June 30, 2000             1.719             0.938
Third Quarter ending September 30, 2000         1.50              1.00
Fourth Quarter ending December 31, 2000         1.50              0.516

(b) Holders -- There were approximately 88 holders of record of the Company's Common Stock as of March 20, 2001 inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
             ------------------------------------------------------------

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

Results of Operations

Fiscal Year ended December 31, 2000 Compared to Fiscal Year Ended
December 31, 1999
-----------------------------------------------------------------

         Sales for the year ended December 31,2000 decreased $997,011 or approximately 9.4% when compared to the year ended December 31,1999.

         Management believes that the decrease in sales was due to closing of six locations in 2000 (one of which was opened in 2000), offset by the opening of the Branson and Vail Galleries and the relocations of the Branson and one San Francisco location. As of December 31, 1999, the Company operated 29 retail locations and, as of December 31, 2000, it operated 26 retail locations. See "Part I. Item 1. Description of Business; General."

         Costs of goods as a percentage of revenues decreased from approximately 31.0% during 1999 to approximately 29.4% during 2000. This decrease is the result of management's ongoing efforts to improve quality while reducing the cost of purchases. Management expects costs of goods as a percentage of revenues to continue to improve in the year 2001.

         During the year ended December 31, 2000, selling, general and administrative expenses decreased when compared to the year ended December 31, 1999 by $497,774 (approximately 7.5%). However, as a percentage of sales, selling, general and administrative expenses increased from approximately 62.8% during the year ended December 31, 1999 to approximately 64.1% during the year ended December 31, 2000. Management believes that this increase primarily was the result of the following non-recurring charges:

         o The costs associated with closing six locations in 2000 of $64,514.

         o The costs associated with Staff Accounting Bulletin 101 resulting in a cumulative charge to net income of $96,045 (see the discussion in "Recently Issued Accounting Standards" below).

         o The cost associated with the Company's attempt to purchase a building resulting in the loss of the deposit of $250,000.

         o Settlement of a lawsuit for $70,000 and associated legal fees of approximately $33,000.

         o Residual legal fees resulting from the Company's cancelled plan to take the Company private of $3,000.

         o Back taxes (from 1996), penalties and interest in the amount of $24,618.

         The total of all non-recurring charges is $541,177.

         Excluding these non-recurring expenses, during the year ended December 31, 2000, selling, general and administrative expenses decreased when compared to the year ended December 31, 1999 by $1,038,951 (approximately 15.6%). As a percentage of sales, selling, general and administrative expenses decreased from approximately 62.8% during the year ended December 31,1999 to approximately 58.5% during the year ended December 31,2000.

         Revenues Same Store Locations.
         -----------------------------

         As of December 31, 1999, the Company operated 24 locations that were also in operation at December 31, 2000 and open for a full 12 months:


California
o        Gilroy,
o        Monterey (three stores),
o        Palm Springs,
o        Sacramento,
o        Santa Barbara,
o        San Diego and
o        San Francisco (two stores)

Florida
o        Miromar and
o        Orlando

Hawaii
o        Maui

Indiana
o        Michigan City

Louisiana
o        New Orleans (two stores)

Michigan
o        Birch Run

Missouri
o        Branson

Nevada
o        Laughlin

Texas
o        Grapevine

U.S. Virgin Islands
o        St. Croix (two stores) and
o        St. Thomas

Utah
o        Salt Lake City

         Revenues from same store locations for the year ended December 31, 2000, increased slightly (approximately 0.93%) from the same period in 1999.

         Net Income
         ----------

         During the year ended December 31, 2000, the Company realized a net loss of $6,684 compared to net income of $137,109 for the year ended December 31,1999. Excluding the non-recurring cumulative charge to net income of $96,045 resulting from Staff Accounting Bulletin 101 discussed above, the Company, during the year ended December 31, 2000, realized net income of $89,361.

         The Company, during the year ended December 31, 2000, realized pre-tax income of $112,961 compared to pretax income of $223,109 for the year ended December 31, 1999. Excluding the non-recurring expenses discussed above, the Company, during the year ended December 31, 2000, realized pre-tax income of $654,138.

         Inventory Turnover Ratios
         -------------------------

         During the year ended December 31, 2000, the Company maintained an inventory that provided a turnover ratio of 1.04 to1. Management does not believe that the current inventory turnover is indicative of impaired or slow-moving inventory.

         Management believes that the current inventory turnover ratio of 1.04 to 1 is appropriate for the Company's plan of operation, including maintaining its strategy of replacing inventory sold at its retail locations within a 2-3 day time frame. Management reviews items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the year ended December 31,1999 was 1.26 to 1.

         Recently Issued Accounting Standards
         ------------------------------------

         The Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In accordance with SAB 101, during the quarter ending September 30, 2000, the Company adopted a new accounting method pursuant to which it recognizes layaway sales as sales upon delivery of the merchandise to the customer. The impact of this accounting change was a cumulative charge to net income of $96,045 effective at the beginning of the period. The pro forma effect of retroactive application of this accounting change to prior operating periods is immaterial.

Liquidity and Capital Resources
-------------------------------

         As of December 31, 2000, the Company had $1,899,722 in cash and cash equivalents (compared to $1,760,254 on December 31, 1999) and its current assets exceeded its current liabilities by $5,066,798.

         In 1997, the Company announced a store expansion. In this regard, it opened four locations in 1997, seven in 1998 and two in 1999. However, management elected to shift its focus from opening new locations to bolstering revenues from existing stores and exploring other sales mediums and products that potentially could generate greater returns to cash with less capital exposure.

         In this regard management has expanded the Art Gallery concept and has added Art Reproductions to already existing stores. Management continues to actively seek an internet alliance to sell its jewelry and art reproductions.

         Our primary anticipated capital expenditures during the year ending December 31, 2001 include:

         o the possible opening of one to three or more fine art and/or copy jewelry stores;
         o        remodeling Steinbeck Jewelers location;
         o        relocating   the  second  of  the   Company's   San  Francisco
                  locations;
         o        the possible acquisition of real estate to house new stores;
         o the acquisition of a building to house the Company's Corporate facilities; and
         o the possible increasing of inventory to accommodate supplying licensees (see "Part I. Item 1. Description of Business; General").

         We believe that we have sufficient capital reserves for all of the foregoing activities, except, possibly, for the purchase of real estate. We most likely will mortgage some or all of the real estate that we acquire.

         In September 1999, the Company established an e-commerce site (www.elegantillusions.com) to sell its products over the internet. However, to date internet sales have not made a material contribution to revenues. In June 2000, we entered into an internet alliance with Vcommerce Corporation to provide for the sale of certain of our jewelry over the internet. We had anticipated that our products would be available on the internet as a result of this alliance in late August or September 2000. Our products became available through Vcommerce commencing in November 2000; however, revenues from this source have not been material to date.

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

Item 7.      Financial Statements.
             --------------------

         The following consolidated financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B and are located at the end of this Annual Report on Form 10-KSB.

                             ELEGANT ILLUSIONS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED December 31, 2000

                                      INDEX

                                                                        Page No.
                                                                        --------

    Report of Independent Auditor                                          F-1

    Consolidated Balance Sheets - December 31, 1999 and 2000               F-2

    Consolidated Statements of Operations for the

    Years Ended December 31, 1999 and 2000                                 F-3

    Consolidated Statement of Stockholders'
    Equity for the Years
    Ended December 31, 1999 and 2000                                       F-4

    Consolidated Statements of Cash Flows for the

    Years Ended December 31, 1999 and 2000                                 F-5

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act.
             -------------------------------------------------

         The information required by this Item 9 is set forth in the section entitled "Election of Directors" in the Company's definitive proxy statement for its 2001 Annual meeting of Stockholders (the "Proxy Statement"), and is incorporated herein by this reference.

         In March 2001, Keith Brandon, one of the Company's Directors and a member of the Audit Committee, passed away. The Company's Board of Directors appointed Barbara Z. Bokanovich to the Board and the Audit Committee to serve in such capacities until the Annual Meeting of Stockholders.

Item 10.     Executive Compensation.
             ----------------------

         The information required by this Item 10 is set forth in the section entitled "Executive Compensation" in the Company's Proxy Statement, and is incorporated herein by this reference.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.
             --------------------------------------------------------------

         The information required by this Item 11 is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, and is incorporated herein by this reference.

Item 12.     Certain Relationships and Related Transactions.
             ----------------------------------------------

         The information required by this Item 11 is set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement, and is incorporated herein by this reference.

Item 13.     Exhibits and Reports on Form 8-K.
             --------------------------------

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

Reports of Form 8-K
-------------------

         None.


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

                                                      ELEGANT ILLUSIONS, INC.

 Dated:  March 29, 2001                 By:           /s/ James Cardinal
                                                      -------------------------
                                                      James Cardinal,
                                                      Chief Executive Officer,

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

 SIGNATURES                            TITLE                          DATE
 ----------                            -----                          ----


/s/ James Cardinal                      Director                  March 29, 2001
------------------
 James Cardinal


/s/ Gavin Gear                          Director                  March 29, 2001
---------------
 Gavin Gear


/s/ Tamara Gear                         Director                  March 29, 2001
---------------
 Tamara Gear


                                        Director                  March 29, 2001
---------------------------
 Janet Heinze


                                       Director                  March __, 2001
---------------------------
 Barbara Z. Bokanovich

                            SUPPLEMENTAL INFORMATION

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

Report of Independent Auditor                                         F-1

Consolidated Balance Sheets at December 31, 1999 and 2000             F-2

Consolidated Statements of Operations -                               F-3
    Years Ended December 31, 1999 and 2000

Consolidated Statement of Stockholders' Equity -                      F-4
    Years Ended December 31, 1999 and 2000

Consolidated Statements of Cash Flows -                               F-5
    Years Ended December 31, 1999 and 2000

Notes to Consolidated Financial Statements                            F-6

                          REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders
Elegant Illusions, Inc.

I  have  audited  the  accompanying   consolidated  balance  sheets  of  Elegant
Illusions, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elegant Illusions, Inc. and Subsidiaries as of December 31, 1999 and 2000 and the consolidated results of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles of the United States of America.

                                                Jeffrey S. Gilbert, CPA

Los Angeles, California
March 26, 2001

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,  December 31,
                                                                      1999          2000
                                    ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                  $ 1,760,254    $ 1,899,722
         Accounts receivable (net of allowance for
                    doubtful accounts of $16,000 in 1999)               415,353        227,245
         Income Taxes receivable                                         88,130          5,380
         Inventory                                                    2,597,635      2,867,755
         Prepaid expenses                                               299,227        279,232
                                                                    -----------    -----------

                  TOTAL CURRENT ASSETS                                5,160,599      5,279,334
                                                                    -----------    -----------


PROPERTY AND EQUIPMENT, NET                                           1,892,119      2,196,339
                                                                    -----------    -----------

OTHER ASSETS

         Deposits                                                        65,105         68,264
         Patents and trademarks, net of accumulated amortization          2,430          1,290
          of $3,527 and $4,664 in 1999 and 2000
         Excess cost over net assets acquired, net of accumulated
          amortization of $22,656 and $26,706 in 1999 and 2000           18,191         14,141
                                                                    -----------    -----------
                                                                         85,726         83,695
                                                                    -----------    -----------
                                                                    $ 7,138,444    $ 7,559,368
                                                                    ===========    ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Current portion of mortgage payable                                  0    $    10,118
         Accounts payable and accrued expenses                          240,357        202,418
                                                                    -----------    -----------
                                                                        240,357        212,536
                                                                    -----------    -----------

MORTGAGE PAYABLE                                                        463,430
DEFERRED INCOME TAXES                                                   213,871        205,871
                                                                    -----------    -----------
                                                                        213,871        669,301
                                                                    -----------    -----------

                  TOTAL LIABILITIES                                     454,228        881,837
                                                                    -----------    -----------

STOCKHOLDER EQUITY
         Common stock-authorized 30,000,000 shares,
            $.001 par value, issued and outstanding
            6,146,446 shares in 2000 and 1999                             6,147          6,147
         Additional paid in capital                                   3,914,509      3,914,509
         Retained earnings                                            2,847,568      2,840,883
Less treasury stock at cost (62,067 shares in 2000 and 1999)            (84,008)       (84,008)
                                                                    -----------    -----------
                                                                      6,684,216      6,677,531
                                                                    -----------    -----------
                                                                    $ 7,138,444    $ 7,559,368
                                                                    ===========    ===========

                  See Accompanying Notes to Consolidated Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE YEAR ENDED DECEMBER 31, 1999 AND 2000

                                                         1999           2000
                                                         ----           ----

REVENUES                                              $10,626,244   $ 9,629,233

COST OF GOODS SOLD                                      3,298,529     2,829,556
                                                      -----------   -----------

GROSS PROFITS                                           7,327,715     6,799,677
                                                      -----------   -----------

EXPENSES

                  SELLING, GENERAL AND ADMINISTRATION   6,669,850     6,172,077
                  DEPRECIATION AND AMORTIZATION           434,358       469,914
                  INTEREST EXPENSE                            398        44,726
                                                        -----------  -----------

                                                        7,104,606     6,686,717
                                                       -----------   ----------
INCOME BEFORE INCOME TAXES                                223,109       112,960

PROVISION FOR INCOME TAXES                                 86,000        23,600
                                                      -----------    ----------

NET INCOME BEFORE ACCOUNTING CHANGE                       137,109        89,361

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                       0        96,045
                                                      -----------   -----------

NET INCOME (LOSS)                                     $   137,109   ($    6,685)
                                                      ===========   ===========



WEIGHTED AVERAGE SHARES OUTSTANDING                     6,146,446     6,146,446
                                                      ===========   ===========

BASIC AND DILUTED INCOME(LOSS) PER SHARE
                  BEFORE ACCOUNTING CHANGE            $      0.02   $      0.01
                                                      ===========   ===========

                  AFTER ACCOUNTING CHANGE             $      0.02   ($     0.00)
                                                      ===========   ===========







                  See Accompanying Notes to Consolidated Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                        Common Stock
                                ------------------------------     Additional
                                  Shares                             Paid-in          Retained          Treasury
                                Outstanding         Amount           Capital          Earnings            Stock            Total
                                ------------    --------------   ---------------   --------------    --------------   ----------

BALANCE,
  December 31, 1998               6,146,553     $       6,147    $    3,914,509    $   2,710,459     $     (84,008)   $   6,547,107

  Net income
    for the year                                                                          137,109                           137,109
                              --------------    --------------   ---------------   --------------    --------------   --------------

BALANCE
  December 31, 1999               6,146,553             6,147         3,914,509        2,847,568           (84,008)       6,684,216

  Net loss
    for the year                                                                         (6,685)                            (6,685)
                              --------------    --------------   ---------------   --------------    --------------   --------------

BALANCE
  December 31, 2000               6,146,553     $       6,147    $    3,914,509    $   2,840,883     $     (84,008)   $   6,677.531
                              ==============    ==============   ===============   ==============    ==============   ==============









           See accompanying Notes to Consolidated Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                           1999           2000
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (Loss)                                             $   137,109    ($    6,685)
         Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Loss on dispersion of property and equipment                       80,969
         Depreciation and amortization                                     434,358        469,915
         Changes in operating assets and liabilities:
                  (Increase) Decrease in:
                  Accounts Receivable                                         (212)       188,109
                  Inventory                                                 38,235       (270,120)
                  Prepaid expense                                          (28,540)        19,994
                  Income tax receivable                                     54,670         82,750
                  (Increase) Decrease in:
                  Accounts payable and accrued expenses                     78,113        (37,940)
                  Income taxes payable                                      61,000         (8,000)
                                                                       -----------    -----------

NET CASH PROVIDED BY OPERATIONS                                            774,733        518,992
                                                                       -----------    -----------


CASH FLOW FROM INVESTING ACTIVITIES
                  Purchase of property and equipment                      (676,580)      (866,750)
                  Proceeds from sale of property and equipment              16,455
                  Other assets                                             101,698         (2,777)
                                                                       -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                     (574,882)      (853,072)
                                                                       -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
                  Mortgage payable                                               0        480,000
                  Principal Repayments                                           0         (6,642)
                                                                       -----------    -----------


NET CASH FROM FINANCING ACTIVITIES                                               0        473,548
                                                                       -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  199,851        139,468

CASH AND CASH EQUIVALENT BALANCE
                  Beginning of period                                    1,560,403      1,760,254
                                                                       -----------    -----------

CASH AND CASH EQUIVALENT BALANCE
                  End of period                                        $ 1,760,254    $ 1,899,722
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
                  Interest paid                                        $       398    $    44,726
                  Income tax paid                                      $         0         19,600





           See Accompanying Notes to Consolidated Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

    1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Description of Business - Elegant Illusions, Inc. was incorporated in Delaware in March 1988. The Company is engaged in the retail sale of fine jewelry in two locations and copy jewelry at locations in California, Nevada, Utah, Missouri, Louisiana, Hawaii, Michigan, Indiana, Florida, Texas and U.S. Virgin Islands. Copy jewelry items are replications of fine jewelry, manufactured with synthetic stones set in 14 carat gold, sterling silver vermeil or plated brass. In addition, the Company sells original oil paintings, lithographs and other art in two stores in New Orleans and Vail and reproductions in one store in Missouri.

         Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Cash and Cash Equivalents - Cash equivalents are purchased short-term highly liquid investments readily convertible to cash with original maturities of no more than three months. There are cash balances in certain Federal insured banks that exceed the maximum insured amounts. However, management of the Company does not consider this a significant risk. As of December 31, 2000, the Company has deposits in excess of the FDIC limit in the amount of approximately $1,600,000.

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

         Fair Value of Financial Instruments - The Company's financial instruments consists of cash equivalents, receivables, accounts payable, accrued expenses, notes payable and due to related parties. The fair values of the Company's financial instruments approximates the carrying value of the instruments.

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

         Stock-Based Compensation - The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") opinion No.25, Accounting for Stock Issued to Employees and related interpretations, under which no compensations cost related to stock options has been recognized at the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

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

         Basic and Diluted Loss per Share - Basic earnings per common share is based upon the net earnings applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which effect would have been diluted. The Company did not grant options and warrants during 1999 and 2000.

         Start-up Costs - Costs of start-up activities, including organization costs, is expensed as incurred.

         Advertising - Advertising costs are expensed the first time the advertisement is run. Total advertising and promotion expenses were $314,850 and $174,627 for the years ended December 31, 1999 and 2000, respectively.

    2.   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 1999 and 2000:

                                                                                               1999                 2000
                                                                                        ------------------   ------------------

               Real Estate                                                              $         221,246    $          759,940
               Office furniture, fixtures & equipment                                   $         194,264    $          224,607
               Store furniture, fixtures & equipment                                            2,438,499             2,436,651
               Vehicles                                                                            19,500                19,500
               Leasehold improvements                                                             707,038               844,439
                                                                                        ------------------   ------------------
                                                                                                3,580,547             4,285,137

                  Less: accumulated depreciation and amortization                               1,688,428             2,088,798
                                                                                        ------------------   ------------------
                                                                                        $       1,892,119    $        2,196,339
                                                                                        ==================   ==================

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

   3.    INCOME TAXES

         The components of income tax expense for the years ended December 31, 1999 and 2000 follow:

                                                                         Federal               State                Total
                                                                         -------               ------               -----
             1999:
                Current                                            $           12,000   $          13,000    $          25,000
                Deferred                                                       59,000               2,000               61,000
                                                                   ------------------   ------------------   ------------------
                                                                   $          71,000    $          15,000    $          86,000
                                                                   ==================   ==================   ==================

             2000:
                Current                                            $          22,600    $           1,000    $          23,600
                                                                   ------------------   ------------------   ------------------
                Deferred
                                                                   ------------------   ------------------   ------------------
                                                                   $          22,600    $           1,000    $          26,600
                                                                   ==================   ==================   ==================

         The component of deferred tax liability was as follows at December 31, 2000:

             Deferred tax liability:
                Depreciation                             $         205,871
                                                         ==================

         Income tax expense amounted to $86,000 in 1999 and $23,600 in 2000 (effective tax rates of 38% and 20.9%, respectively). The actual tax expense differs from the expected tax expense (computed by applying the Federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                                                               1999                 2000
                                                                                        ------------------   ------------------

             Expected statutory tax                                                     $          75,857    $           37,276
             State income tax, net of federal tax benefit                                           9,866                 5,000
             Settlement for prior years dispute                                                                          19,600
             Impast from initial lower Federal Tax rates                                                               (11,750)
             Other                                                                                    277              (21,126)
                                                                                        ------------------   ------------------
                  Actual tax                                                            $          86,000    $           23,600
                                                                                        ==================   ==================


   4.    OPERATING LEASES

         The Company leases its office and retail store facilities and certain equipment under operating leases with terms ranging from three to ten years. Certain of the leases include percentage rates of 3% to 12% of revenues as defined. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining lease terms in excess of one year, as of December 31, 2000 are as follows:

               Year Ended
               December 31,
              --------------
                  2001                        $          877,459
                  2002                                   720,583
                  2003                                   533,791
                  2004                                   315,795
                  2005                                   159,582
                  Thereafter                              17,895
                                              ------------------
                                              $        2,625,105
                                              ==================

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         Rent expense for the fiscal years ended December 31, 1999 and 2000 were $1,781,583 and $1,843,130.

   5.    Accounting change

         In accordance with Staff Accounting Bulletin 101, during the quarter ending September 30, 2000, the Company adopted a revised accounting method whereas layaway sales would only be recognized as sales upon delivery of the merchandise to the customer. The impact of this accounting change was a cumulative charge to net income of $96,045 effective at the beginning of the fiscal year. The pro forma effect of retroactive application of this accounting change to prior operating periods is immaterial.

   6.    Long term debt

         During the year ended December 31, 2000, the Company acquired a sales location in Vail, Colorado. It purchased the property for approximately $595,000 of which $480,000 of the purchased price was funded by a mortgage note secured by the property at 8.96% per annum. The Company is required to make monthly payments of $4,346.33 for 234 months. Principal repayments over the next five years are as follows:

         2001    $10,118

         2002    $11,062

         2003    $12,095

         2004    $13,225

         2005    $14,459