Form 10QSB
period 2001-03-31
ELEGANT ILLUSIONS INC /DE/
filed 2001-05-15
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                           --------------------------

                         Commission File Number: 0-28128

                             ELEGANT ILLUSIONS, INC.
            -------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                         88-0282654
 -------------------------------                       --------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

              542 Lighthouse Ave., Suite 5, Pacific Grove, CA 93950
 ------------------------------------------------------------------------------
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

                                         Yes        X               No
                                                  -----               ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                              Outstanding at March 31, 2001
------------------------------------               -----------------------------
  Common Stock, par value                              6,084,379 Shares
       $.001 per share

         Transitional Small Business Format (check one);  Yes        No  X
                                                              ---       ---

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended March 31, 2001.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 2000.

         The results reflected for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                            December 31,    March 31,
                                                                                2000          2001
                                                                                ----          ----
                                                                           (Derived from   (Unaudited)
                                                                              Audited
                                                                             Financial
                                                                            Statements)


                                          ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                            $1,899,722    $1,930,822
          Accounts receivable                                                     227,245       233,039
          Income tax receivable                                                     5,380        21,380
          Inventory                                                             2,867,755     2,753,453
          Prepaid expenses                                                        279,232       267,280
                                                                                  -------       -------

                  TOTAL CURRENT ASSETS                                          5,279,334     5,205,974
                                                                                ---------     ---------

PROPERTY AND EQUIPMENT, NET                                                     2,196,339     2,180,619
                                                                                ---------     ---------

OTHER ASSETS
          Deposits                                                                 68,264        69,475
          Patents and trademarks, net                                               1,291         1,101
          Excess cost over net assets acquired, net                                14,141        13,129
                                                                                   ------        ------
                                                                                   83,696        83,704
                                                                               $7,559,369    $7,470,297

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
          Current portion of long tern debt                                       $10,118       $10,347
          Accounts payable and accrued expenses                                  $202,418       162,877
          Income taxes payable                                                          0             0
                                                                                        -             -
                        TOTAL CURRENT LIABILITIES                                 212,536       173,224
                                                                                  -------       -------

LONG TERM LIABILITIES

          Mortgage Payable                                                        463,430       460,045
          Deferred Income taxes                                                   205,871       205,871
                                                                                  -------       -------
                                                                                  669,301       665,916

                    TOTAL LIABILITIES                                             881,837       839,140
                                                                                  -------       -------

STOCKHOLDERS' EQUITY
          Common stock-authorized 30,000,000 shares,
              $.001 par value, issued and outstanding
               6,146,446 shares in 2000 and 2001                                    6,147         6,147
          Additional paid in capital                                            3,914,509     3,914,509
          Retained earnings                                                     2,840,884     2,794,509
          Less treasury stock at cost
               (62,067 shares in 1999 and 1998)                                  (84,008)      (84,008)
                                                                                 --------      --------
                                                                                6,677,532     6,631,157
                                                                               $7,559,369    $7,470,297

      See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001



                                                                                2000          2001
                                                                                ----          ----
                                                                            (Unaudited)    (Unaudited)

REVENUES                                                                       $2,604,585    $2,207,445

COST OF GOODS SOLD                                                                691,923       690,442
                                                                           -------------- --------------
GROSS PROFITS                                                                   1,912,662     1,517,003

EXPENSES
              SELLING, GENERAL AND ADMINISTRATION                               1,732,115     1,451,900
              DEPRECIATION AND AMORTIZATION                                       126,849       113,250
              INTEREST EXPENSE                                                      6,981        14,228
                                                                           -------------- --------------
                                                                                1,865,945     1,579,378
                                                                           -------------- --------------
INCOME (LOSS) BEFORE INCOME TAXES                                                  46,717      (62,375)

PROVISION FOR INCOME TAXES                                                         18,000      (16,000)
                                                                           -------------- --------------
NET INCOME (LOSS) BEFORE ACCOUNTING CHANGE                                        $28,717      (46,375)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                          96,045             0
                                                                           -------------- --------------
NET INCOME (LOSS)                                                               ($67,328)     ($46,375)
                                                                                 ========      ========


WEIGHTED AVERAGE SHARES OUTSTANDING                                             6,146,446     6,146,446
                                                                                =========     =========

BASIC AND DILUTED INCOME PER SHARE
                 BEFORE ACCOUNTING CHANGE                                          $0.00         ($0.01)
                 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
                 PRINCIPLE                                                         (0.02)          0.00
                                                                                  -------        -------
                 AFTER ACCOUNTING CHANGE                                          ($0.01)        ($0.01)
                                                                                  =======        =======






      See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

                                                                                2000          2001
                                                                                ----          ----
                                                                            (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
          Net income (loss)                                                       $28,717     ($46,375)
          Adjustments to reconcile net income
              to net cash provided by (used in)
             operating activities:
                      Depreciation and amortization                               126,849       113,251
                       Issuance of stock for                                            0
          services
                      Changes in operating assets and liabilities:
                        (Increase) Decrease in:
                          Accounts receivable                                      51,886       (5,794)
                          Inventory                                                60,968       114,302
                          Prepaid expenses                                          5,628        11,952
                        Income tax receivable                                      18,000      (16,000)
                        Increase (Decrease in):
                          Accounts payable and accrued expenses                  (48,287)      (39,540)
                          Income taxes payable                                          0             0
                                                                            ------------- -------------
NET CASH PROVIDED BY OPERATIONS                                                   243,761       131,796
                                                                            ------------- -------------
CASH FLOW FROM INVESTING ACTIVITIES
          Purchase of property and equipment                                    (574,533)      (97,531)
          Other assets                                                          (457,974)           (8)
                                                                            ------------- -------------
NET CASH USED IN INVESTING ACTIVITIES                                         (1,032,507)      (97,540)
                                                                            ------------- -------------
CASH FLOW FROM FINANCING ACTIVITIES
          Mortgage Payable                                                        480,000       (3,156)
                                                                            ------------- -------------
NET CASH USED IN FINANCING ACTIVITIES                                             480,000       (3,156)
                                                                            ------------- -------------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                             (308,746)        31,100

CASH AND CASH EQUIVALENT BALANCE,
          Beginning of period                                                   1,760,254     1,899,722
                                                                            ------------- -------------
CASH AND CASH EQUIVALENT BALANCE,
          End of period                                                        $1,451,508    $1,930,822
                                                                                =========     =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Interest Paid                                                            $6,981       $14,228
          Income taxes paid                                                            $0            $0




      See Accompanying Notes to Consolidated Condensed Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.       COMMENTS

         The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of Elegant Illusion, Inc. (the "Company"), as filed with the Securities and Exchange Commission. ___ The December 31, 2000 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.


2.       ACCOUNTING CHANGE

         The Company during the quarter ending September 30, 2000 adopted a new accounting method whereas layaway sales would only be recognized as sales upon delivery of the merchandise to the customer. The impact of this accounting change was a cumulative charge to net income of $96,045 effective at the beginning of the period. The pro forma effect of retroactive application of this accounting change to prior operating periods is immaterial.

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

Results of Operations

         Sales for the quarter ended March 31, 2001 decreased $397,140 or 15.2% when compared to the quarter ended March 31, 2000.

         We believe that the decrease in sales was due primarily to:

o Closing of three locations, (Mall of America, Royal Dane Mall and Seaport Jewelers) that were open for the full three months of fiscal 2000 and were closed for the full three months of fiscal 2001
o closing of two locations, (Tulare and Hawaii) that were open for part of three months of fiscal 2000 and were closed for the full three months of fiscal 2001 offset by the opening of  the Vail Gallery.

         As of March 31, 2000, we operated 27 retail locations and as of March 31, 2001, we operated 26 retail locations.


         Costs of goods sold as a percentage of revenues increased from 26.6% in the quarter ended March 31, 2000 to 31.3% in the quarter ended March 31, 2001. We believe that this increase was due to our implementation of the following sales programs:

1. We discounted merchandise at three mall locations where a national jewelry chain was running an "80% off going out of business sale."

2. We have been conducting a closeout sale on certain inventory items at our Steinbecks location with the intent of remodeling and reopening this location with higher ticket jewelry and original art.

3. We have been conducting closeout sales at our Grapevine and Utah stores; two locations that we plan to close.

4. We have been conducting a sale to reduce inventory at our Santa Barbara location. We are relocating this store.

         During the quarter ended March 31, 2001, selling, general and administrative expenses decreased when compared to the first quarter of 2000 by $280,215, or approximately 16.2%. We believe that this decrease in expenses was the result of the closing of five locations offset by the opening of two locations. As a percentage of sales, selling, general and administrative expenses decreased from approximately 66.5% during the first quarter of 2000 to approximately 65.8% during the first quarter of 2001.

Revenues Same Store Locations.
-----------------------------

         As of March 31, 2000, we operated 24 locations that were also in operation at March 31, 2001: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Branson, one in Laughlin, one in Gilroy, two in St Croix, one in St Thomas, one in Birch Run, one in Grapevine, one in Maui, one in Michigan City, one in Orlando and one in Miromar. Revenues from these locations for the quarter ended March 31, 2000, decreased approximately 9.91% from the same period in 2000.

         We believe that the overall decrease in same store revenues during the first quarter of 2001 was due in part to the current state of the national economy, in part to decreased revenues at the two New Orleans locations and in part to a national jewelry chain, with stores in three malls in which we operate, having an 80% Off, going out of business sale.

         Inventory Turnover Ratios

         During the first quarter of 2001, we maintained an inventory that provided a turnover ratio of 0.98.

         We believe that our current inventory turnover ratio of 0.98 is appropriate for our plan of operation, including maintaining our strategy of replacing inventory sold at our retail locations within a 2-3 day time frame. We review items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the first quarter of 2000 was 1.08.

Liquidity and Capital Resources

         As of March 31, 2001, we had $ 1,930,822 in cash and cash equivalents, up $31,100 from December 31, 2000, and our current assets exceeded our current liabilities by $5,032,749, down $34,049 from December 31, 2000.

         In 2001, we plan on closing the Grapevine Mills and Utah locations and focusing our new store openings on high traffic, tourist and mall locations.

         In this regard, we have signed a lease for a location in Sarasota, Florida and plan to open an Elegant Illusions store there in July 2001. We will relocate the Grapevine Mills assets to the Sarasota store. The Sarasota location is owned by our three executive officers, James Cardinal, Gavin Gear and Tamara Gear. We are leasing the store from them on terms that we believe are comparable to those we could have obtained from an unaffiliated landlord.

         Further, we are negotiating to relocate one of our San Francisco locations within the same center and we are negotiating a lease for a new site for our Santa Barbara store.

         In 2000, we negotiated a new lease for our Steinbeck Jewelers Fine Jewelry and Gift store. We have been conducting a closeout sale on certain inventory items with the intent of remodeling and reopening this location with higher ticket jewelry and original art. The remodeling is planned for the month of June 2001 with the new concept opening by July 4, 2001.

         We are no longer in the market to purchase an office building to house our corporate and executive offices nor are we seeking to purchase locations as we believe the downturn in the economy will cause lower prices for real-estate.

         We plan to license our Elegant Illusions trade name to permit others to open signature stores featuring Elegant Illusions brand copy jewelry. We are structuring these transactions in a manner that we believe will not require registration under current franchising laws.

         We also plan to license the right to sell our Elegant Illusions brand copy jewelry to existing retail jewelry stores or jewelry/gift galleries operating under their own trade name. These stores would devote a department or area to Elegant Illusions brand copy jewelry.

         Our primary anticipated capital expenditures during the remainder of fiscal 2001 include:

o        opening the Sarasota store;
o        relocating one of the San Francisco stores and the Santa Barbara store;
o        closing the Grapevine Mills and Utah locations;
o        remodeling Steinbeck Jewelers;
o        possibly  increasing  inventory  to  accommodate   supplying  potential
         licensees; and
o possibly, opening one to three more fine art and/or copy jewelry stores.

         We believe that we have sufficient capital reserves for all of the foregoing activities.

         In September 1999, we established an e-commerce site (www.elegantillusions.com) to sell its products over the internet. However, to date internet sales have not made a material contribution to revenues. In June 2000, we entered into an internet alliance with Vcommerce Corporation to provide for the sale of certain of our jewelry over the internet. We had anticipated that our products would be available on the internet as a result of this alliance in late August or September 2000. Our products became available through Vcommerce commencing in November 2000; however, revenues from this source have not been material to date.

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


                                    ELEGANT ILLUSIONS, INC.



Dated: May 11, 2001
                                    /s/ James Cardinal
                                    ---------------------------
                                    James Cardinal, Chief Executive Officer



                                    /s/ Tamara Gear
                                    --------------------------
                                    Tamara Gear, Treasurer