Form 10QSB
period 2001-06-30
ELEGANT ILLUSIONS INC /DE/
filed 2001-08-07
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                           --------------------------

                         Commission File Number: 0-28128

                             ELEGANT ILLUSIONS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                                  88-0282654
         -------------------------------                --------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

              542 Lighthouse Ave., Suite 5, Pacific Grove, CA 93950
 -------------------------------------------------------------------------------
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

                Class                               Outstanding at June 30, 2001
------------------------------------               ----------------------------
  Common Stock, par value                                 6,084,379 Shares
       $.001 per share

         Transitional Small Business Format (check one);  Yes        No  X
                                                              ---       ---

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------
         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and six months ended June 30, 2001.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 2000.

         The results reflected for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                               December 31,     June 30,
                                                                                   2000           2001
                                                                                   ----           ----
                                                                                 (Derived     (Unaudited)
                                                                               from Audited
                                                                                 Financial
                                                                                Statements)


                                              ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                               $1,899,722     $1,985,837
          Accounts receivable                                                        227,245        194,310
          Income tax receivable                                                        5,380          8,380
          Inventory                                                                2,897,755      2,932,959
          Prepaid expenses                                                           279,232        207,051
                                                                                     -------        -------

                  TOTAL CURRENT ASSETS                                             5,279,334      5,328,537
                                                                                   ---------      ---------

PROPERTY AND EQUIPMENT, NET                                                        2,196,339      2,120,395
                                                                                   ---------      ---------

OTHER ASSETS
          Deposits                                                                    68,264         71,339
          Patents and trademarks, net                                                  1,291            912
          Excess cost over net assets acquired                                        14,141         12,116
                                                                                      ------         ------
                                                                                      83,696         84,367
                                                                                      ------         ------
                                                                                  $7,559,369     $7,533,299
                                                                                   =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
          Current portion of long term debt                                          $10,118        $10,597
          Accounts payable and accrued expenses                                     $202,418        185,863
          Income taxes payable                                                             0              0
                                                                                           -              -
                    TOTAL CURRENT LIABILITIES                                        240,358        196,460
                                                                                     -------        -------

LONG TERM LIABILITIES

          Mortgage Payable                                                           463,430        457,391
          Deferred Income taxes payable                                              205,871        205,871
                                                                                     -------        -------
                                                                                     669,301        663,262
                                                                                     -------        -------
                    TOTAL LIABILITIES                                                881,837        859,722
                                                                                     -------        -------

STOCKHOLDERS' EQUITY
          Common stock-authorized 30,000,000 shares,
              $.001 par value, issued and outstanding
               6,146,446 shares in 1999 and 2000                                       6,147          6,147
          Additional paid in capital                                               3,914,509      3,914,509
          Retained earnings                                                        2,840,884      2,836,929
          Less treasury stock at cost
               (62,067 shares in 1999 and 1998)                                     (84,008)       (84,008)
                                                                                    --------       --------
                                                                                   6,677,532      6,673,577
                                                                                   ---------      ---------
                                                                                  $7,559,369     $7,533,299
                                                                                   =========      =========

          See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001



                                                                                   2000           2001
                                                                                   ----           ----
                                                                                (Unaudited)   (Unaudited)

REVENUES                                                                          $5,155,304     $4,524,906

COST OF GOODS SOLD                                                                $1,491,842     $1,390,140
                                                                               ----------------------------
GROSS PROFITS                                                                      3,663,462      3,134,766
                                                                                   ---------      ---------

EXPENSES
              SELLING, GENERAL AND ADMINISTRATION                                  3,280,063      2,888,242
              DEPRECIATION AND AMORTIZATION                                          216,296        228,615
              INTEREST EXPENSE                                                        26,543         24,862
                                                                               ----------------------------
                                                                                   3,522,902      3,141,719
                                                                                   ---------      ---------
INCOME(LOSS) BEFORE INCOME TAXES                                                     140,560        (6,953)

PROVISION FOR INCOME TAXES                                                            74,665        (3,000)
                                                                               ----------------------------
NET INCOME(LOSS)                                                                     $65,895        (3,953)
                                                                                    ========       ========
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                                                      96,045              0
                                                                               ----------------------------
NET INCOME (LOSS)                                                                   ($30,150)       ($3,953)
                                                                                    ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                6,146,446      6,146,446
                                                                                   =========      =========

BASIC AND DILUTED INCOME(LOSS) PER SHARE
          BEFORE ACCOUNTING CHANGE                                                     $0.01        ($0.00)

          CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         (0.02)           0.00
                                                                               ----------------------------
          AFTER ACCOUNTING CHANGE                                                    ($0.00)        ($0.00)
                                                                                   =========       ========









          See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001



                                                                                2000          2001
                                                                                ----          ----
                                                                            (Unaudited)    (Unaudited)

REVENUES                                                                       $2,550,719    $2,317,461

COST OF GOODS SOLD                                                                799,919       699,699
                                                                           -------------- --------------
GROSS PROFITS                                                                   1,750,800     1,617,762
                                                                                ---------     ---------

EXPENSES
              SELLING, GENERAL AND ADMINISTRATION                               1,585,723     1,473,514
              DEPRECIATION AND AMORTIZATION                                        89,447       113,250
              INTEREST EXPENSE                                                     19,562        10,634
                                                                           -------------- --------------
                                                                                1,694,732     1,597,398
                                                                                ---------     ---------
INCOME(LOSS) BEFORE INCOME TAXES                                                   56,068        20,364

PROVISION FOR INCOME TAXES                                                         56,665        13,000
                                                                           -------------- --------------
NET INCOME(LOSS) BEFORE ACCOUNTING CHANGE                                           (597)         7,364
                                                                                 ========      ========
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                          96,045             0
                                                                           -------------- --------------
NET INCOME (LOSS)                                                                ($96,642)        $7,364
                                                                                 ========      ========


WEIGHTED AVERAGE SHARES OUTSTANDING                                             6,146,446     6,146,446
                                                                                =========     =========

BASIC AND DILUTED INCOME(LOSS) PER SHARE
                    BEFORE ACCOUNTING CHANGE                                      ($0.00)         $0.00
                                                                                   ======        ======
                    CUMULATIVE  EFFECT OF CHANGE IN
                    ACCOUNTING PRINCIPLE                                           (0.02)          0.00
                                                                           -------------- --------------
                AFTER ACCOUNTING CHANGE                                           ($0.02)         $0.00
                                                                                =========     =========







          See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001

                                                                                   2000           2001
                                                                                   ----           ----
                                                                                (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
          Net income(loss)                                                           $65,895       ($3,953)
          Adjustments to reconcile net income
              to net cash provided by (used in)
             operating activities:
                      Depreciation and amortization                                  216,296        228,616
                      Changes in operating assets and liabilities:
                        (Increase) Decrease in:
                          Accounts receivable                                         98,567         32,935
                          Inventory                                                (305,818)       (65,204)
                          Prepaid expenses                                           127,170         72,181
                        Income tax receivable                                         88,130        (3,000)
                        Increase (Decrease in):
                          Accounts payable and accrued expenses                     (61,347)       (16,555)
                          Income taxes payable                                        55,000              0
                                                                               -------------  -------------
NET CASH PROVIDED BY OPERATIONS                                                      283,893        245,020
                                                                               -------------  -------------
CASH FLOW FROM INVESTING ACTIVITIES
          Purchase of property and equipment                                       (636,769)      (152,672)
          Other assets                                                             (243,636)          (672)
                                                                               -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                                              (880,405)      (153,344)
                                                                               -------------  -------------
CASH FLOW FROM FINANCING ACTIVITIES
          Mortgage Payable                                                           477,160        (5,560)
                                                                               -------------  -------------
NET CASH USED IN FINANCING ACTIVITIES                                                477,160        (5,560)
                                                                               -------------  -------------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                (119,352)         86,116

CASH AND CASH EQUIVALENT BALANCE,
          Beginning of period                                                      1,760,254      1,899,722
                                                                               -------------  -------------
CASH AND CASH EQUIVALENT BALANCE,
          End of period                                                           $1,640,902     $1,985,838
                                                                                   =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Interest Paid                                                              $26,543        $24,862
          Income taxes paid                                                          $19,600




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


         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.


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

Results of Operations

         Sales for the quarter ended June 30, 2001 decreased $233,258 or approximately 9.1% when compared to the quarter ended June 30, 2000.

         We believe that the decrease in sales was due primarily to the fact that three locations (Mall of America, Royal Dane Mall and Seaport Jewelers) that were open for the full second quarter of fiscal 2000 were closed for the full second quarter of fiscal 2001, offset by the opening of the Vail Gallery.

         Sales for the six months ended June 30, 2001 decreased $630,398 or approximately 12.2% when compared to the quarter ended June 30, 2000.


         We believe this decrease also was due primarily to the closing of locations that were open for part or all of the same six months in 2000 (Hawaii, Tulare, Mall of America, Royal Dane, and Seaport Jewelers), offset by the opening of the Vail Gallery.

         As of June 30, 2000, we operated 26 retail locations and as of June 30, 2001, we operated 24 retail locations.

         Costs of goods sold as a percentage of revenues decreased from 31.4% during the quarter ended June 30, 2000 to 30.2% during the quarter ended June 30, 2001. We believe that this decrease during the three month periods was due to the substantial completion of the sales programs discussed in our quarterly report on form 10-QSB for the first quarter of 2001 during the second quarter of 2001.

         In this regard:

1. while we continue to conduct a closeout sale on certain inventory items at our Steinbeck location; we

a.       have completed the remodeling of this store,
b.       have re-opened it,
c. are in the process of hiring staff for the Fine Art Gallery section of this store and
d.       are installing the Art;

2. we continue to conduct a closeout sale at our Grapevine location and we closed our Utah store effective July 18, 2001; and

3. we continue to conduct a sale to reduce inventory at our Santa Barbara location and anticipate relocating this store on approximately August 11, 2001.

         Costs of goods sold as a percentage of revenues increased from 28.9% during the six months ended June 30, 2000 to 30.7% during the six months ended June 30, 2001. We believe that the increase during the six month period was due to the implementation of the sales programs discussed above during the first quarter of fiscal 2001.

         During the quarter ended June 30, 2001, selling, general and administrative expenses decreased when compared to the second quarter of 2000 by $112,209, or approximately 7.1%. We believe that this decrease in expenses was the result of the closing of five locations offset by the opening of one location. As a percentage of sales, selling, general and administrative expenses increased from approximately 62.2% during the second quarter of 2000 to approximately 63.6% during the second quarter of 2001.

         During the six months ended June 30, 2001, selling, general and administrative expenses decreased when compared to the second quarter of 2000 by $391,821, or approximately 11.9%. We believe that this decrease in expenses was the result of the closing of five locations offset by the opening of one location. As a percentage of sales, selling, general and administrative expenses increased slightly from approximately 63.6% during the first six months of 2000 to approximately 63.8% during the first six months of 2001.

Revenues Same Store Locations.
-----------------------------

         As of June 30, 2000, we operated 23 locations that were also in operation at June 30, 2001: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, one in San Francisco, one in Palm Springs, one in Salt Lake City, one in Branson, one in Laughlin, one in Gilroy, two in St Croix, one in St Thomas, one in Birch Run, one in Grapevine, one in Maui, one in Michigan City, one in Orlando and one in Miromar. Revenues from these locations for the quarter ended June 30, 2000, decreased approximately 2.1% from the same period in 2000. Revenues from these locations for the six months ended June 30, 2000, decreased approximately 6.1% from the same period in 2000.

         As we noted in our prior quarterly report, we believe that the overall decrease in same store revenues during the first quarter of 2001 (approximately 9.9%) was due in part to the current state of the national economy, in part to decreased revenues at the two New Orleans locations and in part to a national jewelry chain, with stores in three malls in which we operate, having an 80% off, going out of business sale. We believe that this situation improved in the second quarter due to improved revenues at our New Orleans location and a reduced impact of the national chain's 80% going out of business sale.


         Inventory Turnover Ratios

         During the first and second quarters of 2001, we maintained an inventory that provided a turnover ratio of 0.98.

         We believe that our current inventory turnover ratio of 0.98 is appropriate for our plan of operation, including maintaining our strategy of replacing inventory sold at our retail locations within a 2-3 day time frame. We review items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the second quarter of 2000 was 1.16.

Liquidity and Capital Resources

         As of June 30, 2001, we had $1,985,837 in cash and cash equivalents up $86,115 from December 31, 2000 and up $55,015 from March 31, 2001. Current assets exceeded our current liabilities by $5,132,077 up $65,279 from December 31, 2000.

         In 2001, we plan on closing the Grapevine Mills and Utah locations and focusing our new store openings on high traffic, tourist and mall locations. In this regard we closed the Utah location on July 18, 2001 and we anticipate closing the Grapevine location in mid August 2001.

         We have signed a lease for a location in Sarasota, Florida and plan to open a fine art gallery there in September 2001. The Sarasota location is owned by our three executive officers, James Cardinal, Gavin Gear and Tamara Gear. We are leasing the store from them on terms that we believe are comparable to those we could have obtained from an unaffiliated landlord.

         We have not relocated our Anchorage Mall (San Francisco) store as planned. The landlord is in construction around our premises and under the terms of our lease, we have closed the store, with abatement of all rents and charges, until such time as the landlord completes construction.

         We have successfully negotiated a lease for the Santa Barbara store which will open in its new location on or about August 11, 2001.

         We plan to license our Elegant Illusions trade name to permit others to open signature stores featuring Elegant Illusions brand copy jewelry. We are structuring these transactions in a manner that we believe will not require registration under current franchising laws. We cannot assure whether and to what extent we will be successful in this endeavor.

         We also plan to license the right to sell our Elegant Illusions brand copy jewelry to existing retail jewelry stores or jewelry/gift galleries operating under their own trade name. These stores would devote a department or area to Elegant Illusions brand copy jewelry. We cannot assure whether and to what extent we will be successful in this endeavor.

         Our primary anticipated capital expenditures during the remainder of fiscal 2001 include:

o        opening the Sarasota store;
o        relocating the Santa Barbara store;
o        possibly  increasing  inventory  to  accommodate   supplying  potential
         licensees; and
o possibly, opening one to three more fine art and/or copy jewelry stores.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
                           None.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
                           None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                           None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

We held our annual stockholders' meeting on June 1, 2001.  At that meeting, we

o        reelected management's slate of directors:

                                  In Favor      Withhold Authority    Abstain
James Cardinal                   4,978,463               2,333        1,967
Gavin Gear                       4,978,463               2,333        1,967
Tamara Gear                      4,978,463               2,333        1,967
Janet Heinze                     4,978,463               2,333        1,967
Barbara Z. Bokanovich            4,978,463               2,333        1,967

and

o ratified the appointment of Jeffrey S. Gilbert, CPA, as auditor for the fiscal year ending December 31, 2001:4,980,597 in favor, 500 opposed and 1,666 abstained.

Item 5.  Other Information
         -----------------
                           None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
                           None.
                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ELEGANT ILLUSIONS, INC.




Dated: August  3, 2001               s/James Cardinal
                                    ------------------------------------

                                     James Cardinal, Chief Executive Officer





                                     s/Tamara Gear
                                    ---------------------------------------

                                     Tamara Gear, Treasurer