Form 10QSB
period 2001-09-30
ELEGANT ILLUSIONS INC /DE/
filed 2001-11-14
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                           --------------------------

                         Commission File Number: 0-28128

                             ELEGANT ILLUSIONS, INC.
------------------------------------------------------- ------------------------
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

                Class                     Outstanding at September 30, 2001
------------------------------------      ---------------------------------
  Common Stock, par value                 6,084,379 Shares
       $.001 per share

         Transitional Small Business Format (check one):  Yes        No  X
                                                              ---       ---

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and nine months ended September 30, 2001.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 2000.

         The results reflected for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                December 31,  September 30,
                                                                                    2000           2001
                                                                                    ----           ----
                                                                               (Derived from   (Unaudited)
                                                                                  Audited
                                                                                 Financial
                                                                                Statements)


                                              ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                                $1,899,722     $1,558,246
          Accounts receivable                                                         227,245        171,154
          Income tax receivable                                                         5,380              0
          Inventory                                                                 2,897,755      3,384,930
          Prepaid expenses                                                            279,232        311,601
                                                                                      -------        -------

                  TOTAL CURRENT ASSETS                                              5,279,334      5,425,932
                                                                                    ---------      ---------

PROPERTY AND EQUIPMENT, NET                                                         2,196,339      2,036,769
                                                                                    ---------      ---------

OTHER ASSETS
          Deposits                                                                     68,264         77,374
          Patents and trademarks, net                                                   1,291          5,090
          Excess cost over net assets acquired                                         14,141         11,104
                                                                                       ------         ------
                                                                                       83,696         93,567
                                                                                       ------         ------
                                                                                   $7,559,369     $7,556,268
                                                                                    =========      =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
          Current portion of long term debt                                           $10,118        $10,847
          Accounts payable and accrued expenses                                      $202,418        131,929
          Income taxes payable                                                              0         23,000
                                                                                            -         ------
                     TOTAL CURRENT LIABILITIES                                        240,358        165,776
                                                                                      -------        -------

LONG TERM LIABILITIES

          Mortgage Payable                                                            463,430        454,804
          Deferred Income taxes payable                                               205,871        205,871
                                                                                      -------        -------
                                                                                      669,301        660,675

                    TOTAL LIABILITIES                                                 881,837        826,451
                                                                                      -------        -------

STOCKHOLDERS' EQUITY
          Common stock-authorized 30,000,000 shares,
              $.001 par value, issued and outstanding
               6,146,446 shares in 2000 and 2001                                        6,147          6,147
          Additional paid in capital                                                3,914,509      3,914,509
          Retained earnings                                                         2,840,884      2,893,169
          Less treasury stock at cost
               (62,067 shares in 2000 and 2001)                                      (84,008)       (84,008)
                                                                                     --------       --------
                                                                                    6,677,532      6,729,817
                                                                                    ---------      ---------
                                                                                   $7,559,369     $7,556,268
                                                                                    =========      =========

          See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001



                                                                                    2000      2001
                                                                                    ----      ----
                                                                                (Unaudited) (Unaudited)

REVENUES                                                                       $7,134,301   $6,663,573

COST OF GOODS SOLD                                                             $2,048,350   $1,843,174
                                                                                ---------    ---------
GROSS PROFITS                                                                   5,085,951    4,820,399
                                                                                ---------    ---------

EXPENSES
              SELLING, GENERAL AND ADMINISTRATION                               4,866,748    4,372,215
              DEPRECIATION AND AMORTIZATION                                       284,510      329,336
              INTEREST EXPENSE                                                     29,040       35,563
                                                                               ----------    ---------
                                                                                5,180,298    4,737,114

INCOME(LOSS) BEFORE INCOME TAXES                                                 (94,347)       83,285

PROVISION FOR INCOME TAXES                                                         31,000       31,000
                                                                                ---------    ---------
NET INCOME(LOSS)                                                               $(125,347)       52,285

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                                                   96,045            0
                                                                                ---------     --------
NET INCOME                                                                     ($221,392)      $52,285
                                                                                 ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING                                             6,084,379    6,084,379
                                                                                =========    =========

BASIC AND DILUTED INCOME(LOSS) PER SHARE
          BEFORE ACCOUNTING CHANGE                                                ($0.02)        $0.01

          CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      (0.02)         0.00
                                                                                ---------     --------
          AFTER ACCOUNTING CHANGE                                                 ($0.04)        $0.01
                                                                                =========     ========




          See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001



                                                                         2000          2001
                                                                         ----          ----
                                                                       (Unaudited)    (Unaudited)

REVENUES                                                                 $1,978,997      $2,138,666

COST OF GOODS SOLD                                                          556,508         453,033
                                                                          ---------       ---------
GROSS PROFITS                                                             1,422,489       1,685,633
                                                                          ---------       ---------

EXPENSES
              SELLING, GENERAL AND ADMINISTRATION                         1,584,280       1,483,972
              DEPRECIATION AND AMORTIZATION                                  70,618         100,721
              INTEREST EXPENSE                                                2,497          10,701
                                                                          ---------       ---------
                                                                          1,657,395       1,595,393

INCOME(LOSS) BEFORE INCOME TAXES                                          (234,906)          90,240

PROVISION FOR INCOME TAXES                                                (110,665)          34,000
                                                                          ---------        --------
NET INCOME                                                               ($124,241)         $56,240
                                                                           ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING                                       6,084,467       6,084,467
                                                                          =========       =========

BASIC AND DILUTED INCOME(LOSS) PER SHARE
          BEFORE ACCOUNTING CHANGE                                           ($0.02)          $0.01
                                                                             ======          ======







          See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

                                                                                    2000           2001
                                                                                    ----           ----
                                                                                (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
          Net income(loss)                                                      ($221,392)    $52,285
          Adjustments to reconcile net income
              to net cash provided by (used in)
             operating activities:
                      Depreciation and amortization                               284,510     329,336
                      Abandonment of property and                                             103,999
                      equipment
                      Changes in operating assets and liabilities:
                        (Increase) Decrease in:
                          Accounts receivable                                     190,943      56,091
                          Inventory                                             (429,088)    (517,175)
                          Prepaid expenses                                         65,337     (32,369)
                        Income tax receivable                                      34,930       5,380
                        Increase (Decrease in):
                          Accounts payable and accrued expenses                    57,588     (70,489)
                          Income taxes payable                                          0      23,000
                                                                                ---------    --------
NET CASH PROVIDED BY OPERATIONS                                                  (17,172)     (49,942)
                                                                                ---------    --------
CASH FLOW FROM INVESTING ACTIVITIES
          Purchase of property and equipment                                    (734,580)    (273,765)
          Other assets                                                            (5,026)      (9,872)
                                                                                ---------    --------
NET CASH USED IN INVESTING ACTIVITIES                                           (739,606)    (283,638)
                                                                                ---------    --------
CASH FLOW FROM FINANCING ACTIVITIES
          Mortgage Payable                                                        475,034      (7,896)
                                                                                ---------    --------
NET CASH USED IN FINANCING ACTIVITIES                                             475,034      (7,896)
                                                                                ---------    --------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                             (281,744)    (341,476)

CASH AND CASH EQUIVALENT BALANCE,
          Beginning of period                                                   1,760,254   1,899,722
                                                                                ---------   ---------
CASH AND CASH EQUIVALENT BALANCE,
          End of period                                                         1,478,510  $1,558,246
                                                                                =========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Interest Paid                                                           $29,040     $35,563
          Income taxes paid                                                            $0




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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.


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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Cautionary Statement on Forward-Looking Statements

         Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements," as defined in
Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions and competitive pressures. For this purpose, forward-looking statements are any statements contained in this report that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," " expects," or similar expressions.

         We caution readers that any such forward-looking statements are based on our current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

Results of Operations

         Sales for the quarter ended September 30, 2001 increased $159,670 or approximately 8.1% when compared to the quarter ended September 30, 2000. Sales for the nine months ended September 30, 2001 decreased $470,788 or approximately 6.6% when compared to the nine months ended September 30, 2000.

         We believe that the increase in sales during the third quarter of 2001 compared to the third quarter of 2000 was due to our focus on increasing revenues at all locations. We believe that the decrease in sales during the nine months ended September 30, 2001 primarily was due to

o the closing of eight locations that were open for part or all of the same nine months in 2000, including two stores (Salt Lake City, Utah, and Grapevine, Texas) closed during the third quarter of 2001 and
o        the relocation of our Santa Barbara store in August 2001

offset by the opening of our Vail Gallery in November 2000.

         As of September 30, 2000, we operated 26 retail locations and as of September 30, 2001, we operated 23.

         Costs of goods sold as a percentage of revenues decreased from 28.1% in the quarter ended September 30, 2000 to 21.1% in the quarter ended September 30, 2001. Costs of goods sold as a percentage of revenues decreased from 28.7% in the nine months ended September 30, 2000 to 21.2% in the nine months ended September 30, 2001. We believe that these decreases were due to

o our ongoing efforts to reduce costs, including certain favorable inventory purchases,
o our discontinuing the "Sale" programs discussed in our quarterly report on form 10-QSB for the first quarter of 2001 at Michigan City, Miromar and Santa Barbara, and
o the completion of our close out sale on certain inventory at our Steinbeck Jewelers location.

         During the quarter ended September 30, 2001, selling, general and administrative expenses decreased by $100,308, or approximately 6.3%, when compared to the third quarter of 2000. However, selling, general and administrative expenses, in the three months ending Sept 30, 2000 included one time charges in the amount of approximately $353,680. For more details on these one time charges, see our Annual Report on Form 10-KSB for the year ended December 31, 2000.

         Selling, general and administrative expenses as a percentage of sales decreased from approximately 80.1% during the third quarter of 2000 to approximately 69.4% during the third quarter of 2001. Excluding the one time charges, selling, general and administrative expenses as a percentage of sales increased from approximately 62.2% during the third quarter of 2000 to approximately 69.4% during the third quarter of 2001.

         During the nine months ended September 30, 2000, selling, general and administrative expenses decreased by $494,533 or approximately 10.2%, when compared to the first nine months of 2000. Selling, general and administrative expenses as a percentage of sales decreased from approximately 68.2% during the first nine months of 2000 to approximately 65.6% during the nine months ended September 30, 2001. Excluding the one time charges, during the nine months ended September 30, 2000, selling, general and administrative expenses decreased by $131,413 or approximately 2.9%, when compared to the first nine months of 2000. Excluding the one time charges, selling, general and administrative expenses as a percentage of sales increased from approximately 63.3% during the first nine months of 2000 to approximately 65.6% during the nine months ended September 30, 2001.

Revenues Same Store Locations.
-----------------------------

         As of September 30, 2001, we operated 21 locations that were also in operation at September 30, 2000: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, one in San Francisco, one in Palm Springs, one in Branson, one in Laughlin, one in Gilroy, two in St Croix, one in St Thomas, one in Birch Run, one in Maui, one in Orlando, one in Michigan City and one in Miromar. We have not included our Anchorage, California store in these calculations because this store was temporarily closed during the period due to landlord renovations.

         Revenues from these locations for the quarter ended September 30, 2001 decreased approximately 0.3% from the same period in 2000.

Inventory Turnover Ratios

         During the third quarter of 2001, we maintained an inventory that provided a turnover ratio of 0.57.

         We believe that our current inventory turnover ratio of 0.57 is appropriate for our revised plan of operation, which includes purchasing larger amounts of product at favorable pricing and maintaining our strategy of replacing inventory sold at our retail locations within a 2-3 day time frame. We review items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the third quarter of 2000 was 1.16.

         During the quarter ended September 30, 2001, we made purchases that our management believes, but cannot assure, will result in lower cost of goods sold during the next several quarters. We believe that the reduction of the cost of goods sold for the current period is partially the result of these purchases.

         Further, we have increased our Fine Art inventory of one of our Artists because this is a diminishing resource with no guarantee this art will be available going forward due to the Artist's age (86).

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


Liquidity and Capital Resources

         As  of  September  30,  2001,  we  had  $1,558,246  in  cash  and  cash equivalents down $341,476 from December 31, 2000 and down $427,591 from September 30, 2001. Current assets exceeded our current liabilities by $5,260,156 up $193,358 from December 31, 2000.

         In 2000, we elected to shift our primary focus from opening new locations to closing location not performing to expectations. In this regard, in 2000 we closed six locations and in 2001 we closed two locations and relocated one.

         We are still looking for new locations to open copy jewelry and/or fine art stores. In this regard, we opened a Fine Art Gallery in Sarasota Florida in October 2001. The Sarasota location is owned by our three executive officers, James Cardinal, Gavin Gear and Tamara Gear. We are leasing the store from them on terms that we believe are comparable to those we could have obtained from an unaffiliated landlord.

         We plan to license the right to sell our Elegant Illusions brand copy jewelry to existing retail jewelry stores or jewelry/gift galleries operating under their own trade name. These stores would devote a department or area to Elegant Illusions brand copy jewelry. We cannot assure whether and to what extent we will be successful in this endeavor.

         We have determined not to proceed with our plan to license our Elegant Illusions trade name to permit others to open signature stores featuring Elegant Illusions brand copy jewelry.

         We do not plan any material capital expenditures during the remainder of fiscal 2001.

         In September 1999, we established an e-commerce site (www.elegantillusions.com) to sell our products over the internet. However, to date internet sales have not made a material contribution to revenues. In June 2000, we entered into an internet alliance with Vcommerce Corporation to provide for the sale of certain of our jewelry and art reproductions over the internet. This relationship has not contributed significantly to revenues.

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

         None.

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


                                         ELEGANT ILLUSIONS, INC.



Dated: November 13, 2001                 s/James Cardinal
                                         --------------------------------------
                                         James Cardinal, Chief Executive Officer




                                         S/Tamara Gear
                                         --------------------------------------
                                         Tamara Gear, Treasurer