Form 10KSB/A
period 2000-12-31
ELEGANT ILLUSIONS INC /DE/
filed 2002-03-13
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A-1


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

                             ELEGANT ILLUSIONS, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                       88-0282654
---------------------------------               --------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

        542 Lighthouse Ave., Suite 5, Pacific Grove, CA  93950
-----------------------------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

Issuer's telephone number  (408) 649-1814
                           --------------
Securities registered pursuant to Section 12(b) of the Act:     None
                                                            ---------------
Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                                                            ---------------

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

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                ------   ------
--------------------
1 Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

                             ELEGANT ILLUSIONS, INC.
                                   Form 10-KSB
                          Year Ended December 31, 2000

                                Table of Contents
PART I                                                               Page

Item 1.      Description of Business....................................1

Item 2.      Description of Properties..................................5

Item 3.      Legal Proceedings..........................................6

Item 4.      Submission of Matters to a Vote of
               Security Holders.........................................6

Part II

Item 5.      Market for Common
               Equity and Related Stockholder Matters...................6

Item 6.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations............8

Item 7.      Financial Statements......................................12

Item 8.      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosures...................................12

Part III

Item 9.      Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.......................13

Item 10. Executive Compensation........................................13

Item 11. Security Ownership of Certain Beneficial
               Owners and Management...................................13

Item 12. Certain Relationships and Related
               Transactions............................................13

Item 13. Exhibits and Reports on Form 8-K..............................13

Signatures.............................................................15

Supplemental Information...............................................16

Financial Statements..................................................F-1

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

    The retail copy jewelry stores are located in:


California                                      Indiana                       Texas
o        Gilroy,                                o        Michigan City        o        Grapevine
o        Monterey (two stores),
o        Palm Springs,                          Louisiana                     U.S. Virgin Islands
o        Sacramento,                            o        New Orleans          o        St. Croix and
o        Santa Barbara,                                                       o        St. Thomas
o        San Diego and                          Michigan
o        San Francisco (two stores)             o        Birch Run            Utah
                                                                              o        Salt Lake City
Florida                                         Missouri
o        Miromar and                            o        Branson
o        Orlando
                                                Nevada
Hawaii                                          o        Laughlin
o        Maui


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


         The following tables set forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis for the past two fiscal years as reported by NASDAQ (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). The prices for the period prior to January 15, 1999 do not take into account the one-for-three reverse split of the Common Stock effected in January 1999. The Company's Common Stock was delisted from NASDAQ on August 23______ __, 2001. It is now quoted on the OTC Bulletin Board.

                                                         Bid Prices
                                                 High               Low
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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ------------------------------------------------------------------

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


         During the year ended December 31, 2000, selling, general and administrative expenses decreased when compared to the year ended December 31, 1999 by $497,773 (approximately 7.5%). However, as a percentage of sales, selling, general and administrative expenses increased from approximately 62.8% during the year ended December 31, 1999 to approximately 64.1% during the year ended December 31, 2000. Management believes that this increase primarily was the result of the following non-recurring charges:

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


         Excluding these non-recurring expenses, during the year ended December 31, 2000, selling, general and administrative expenses decreased when compared to the year ended December 31, 1999 by $1,038,950 (approximately 15.6%). As a percentage of sales, selling, general and administrative expenses decreased from approximately 62.8% during the year ended December 31,1999 to approximately 58.5% during the year ended December 31,2000.


         Revenues Same Store Locations.
         -----------------------------

         As of December 31, 1999, the Company operated 24 locations that were also in operation at December 31, 2000 and open for a full 12 months:



California                                      Hawaii                                          Missouri
                                                o        Maui                                   o        Branson
o        Gilroy,
o        Monterey (three stores),               Indiana                                         Nevada
o        Palm Springs,                          o        Michigan City                          o        Laughlin
o        Sacramento,
o        Santa Barbara,                         Louisiana                                       Texas
o        San Diego and                          o        New Orleans (two stores)               o        Grapevine
o        San Francisco (two stores)
                                                Michigan                                        U.S. Virgin Islands
Florida                                         o        Birch Run                              o        St. Croix (two stores) and
o        Miromar and                                                                            o        St. Thomas
o        Orlando
                                                                                                Utah
                                                                                                o        Salt Lake City

         Revenues from same store locations for the year ended December 31, 2000, increased slightly (approximately 0.93%) from the same period in 1999.

         Net Income


         During the year ended December 31, 2000, the Company realized a net loss of $6,685 compared to net income of $137,109 for the year ended December 31,1999. Excluding the non-recurring cumulative charge to net income of $96,045 resulting from Staff Accounting Bulletin 101 discussed above, the Company, during the year ended December 31, 2000, realized net income of $89,361.

         The Company, during the year ended December 31, 2000, realized pre-tax income of $112,960 compared to pretax income of $223,109 for the year ended December 31, 1999. Excluding the non-recurring expenses discussed above, the Company, during the year ended December 31, 2000, realized pre-tax income of $654,137.


         Inventory Turnover Ratios

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

    Consolidated Statements of Operations for the
    Years Ended December 31, 1999 and 2000                                F-3

    Consolidated Statement of Stockholders'
    Equity for the Years
    Ended December 31, 1999 and 2000                                      F-4

    Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1999 and 2000                                F-5

    Notes to Consolidated Financial Statements                            F-6


Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures.
             ------------------------------------------------

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

                                           ELEGANT ILLUSIONS, INC.


 Dated:  March 8, 2001                  By:  /s/ James Cardinal
                                             --------------------------
                                             James Cardinal,
                                             Chief Executive Officer,

                                             /s/ Tamara Gear
                                             ----------------------------
                                             Tamara Gear, Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURES                                  TITLE                 DATE
 ----------                                  -----                 ----



                                             Director         March 8, 2002
---------------------------
 James Cardinal


                                             Director         March 8, 2002
-------------------------
 Gavin Gear


                                             Director         March 8, 2002
---------------------------
 Tamara Gear


                                             Director         March __, 2002
---------------------------
 Janet Heinze

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




                                                   Jeffrey S. Gilbert, CPA

             Los Angeles, California
             March 26, 2001

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,   December 31,
                                                                                    1999                2000
                                    ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                                 $1,760,254      $1,899,722
         Accounts receivable (net of allowance for

            doubtful accounts of $16,000 in 1999)                                     415,353         227,245
         Income taxes receivable                                                       88,130           5,380
         Inventory                                                                  2,597,635       2,867,755
         Prepaid expenses                                                           299,227           279,232
                                                                                    -------           -------


                  TOTAL CURRENT ASSETS                                              5,160,599       5,279,334
                                                                                   ----------       ---------


PROPERTY AND EQUIPMENT, NET                                                         1,892,119       2,196,339
                                                                                    ---------       ---------

OTHER ASSETS

         Store lease deposits and other                                                65,105          68,264
         Patents and trademarks, net of accumulated amortization                        2,430           1,290

          of $3,527 and $4,664 in 1999 and 2000
         Excess cost over net assets acquired, net of accumulated
          amortization of $22,656 and $26,706 in 1999 and 2000                         18,191          14,141
                                                                                       ------          ------
                                                                                       85,726          83,695
                                                                                   $7,138,444      $7,559,368

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Current portion of mortgage payable                                                0         $10,118
         Accounts payable and accrued expenses                                        240,357         202,418
                                                                                      -------         -------
                                                                                      240,357         212,536
                                                                                      -------        --------

MORTGAGE PAYABLE                                                                                      463,430
DEFERRED INCOME TAXES                                                                  213,871        205,871
                                                                                      -------        -------
                                                                                      213,871         669,301
                                                                                      -------         -------

                  TOTAL LIABILITIES                                                   454,228         881,837
                                                                                      -------         -------

STOCKHOLDER EQUITY
         Common stock-authorized 30,000,000 shares,
            $.001 par value, issued and outstanding
            6,146,446 shares in 2000 and 1999                                           6,147           6,147
         Additional paid in capital                                                 3,914,509       3,914,509
         Retained earnings                                                          2,847,568       2,840,883
Less treasury stock at cost (62,067 shares in 2000 and 1999)                          (84,008)        (84,008)
                                                                                     --------        --------
                                                                                    6,684,216       6,677,531
                                                                                   $7,138,444      $7,559,368




                  See Accompanying Notes to Consolidated Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999 AND 2000


                                                                                    1999              2000
                                                                                    ----              ----

REVENUES                                                                          $10,626,244      $9,629,233

COST OF GOODS SOLD                                                                  3,298,529       2,829,556
                                                                                    ---------       ---------

GROSS PROFITS                                                                       7,327,715       6,799,677
                                                                                    ---------       ---------

EXPENSES
                  SELLING, GENERAL AND ADMINISTRATION                               6,669,850       6,172,077
                  DEPRECIATION AND AMORTIZATION                                       434,358         469,914
                  INTEREST EXPENSE                                                        398          44,726
                                                                                   ----------   -------------

                                                                                    7,104,606       6,686,717

INCOME BEFORE INCOME TAXES                                                            223,109         112,960

PROVISION FOR INCOME TAXES                                                             86,000          23,600
                                                                                      -------    ------------

NET INCOME BEFORE ACCOUNTING CHANGE                                                   137,109          89,361

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                                   0          96,045
                                                                                  -----------      ----------

NET INCOME (LOSS)                                                                    $137,109         ($6,685)
                                                                                 ============     ===========



WEIGHTED AVERAGE SHARES OUTSTANDING                                                 6,146,446       6,146,446
                                                                                    =========       =========

BASIC AND DILUTED INCOME(LOSS) PER SHARE
                  BEFORE ACCOUNTING CHANGE                                              $0.02           $0.01
                                                                                        =====        ========

                  AFTER ACCOUNTING CHANGE                                               $0.02         ($0.00)
                                                                                       ======         =======





                  See Accompanying Notes to Consolidated Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000


                                        Common Stock               Additional
                                  Shares                             Paid-in          Retained          Treasury
                                Outstanding         Amount           Capital          Earnings            Stock            Total
                                ------------    --------------   ---------------   --------------    --------------   --------------

BALANCE,
  December 31, 1998               6,146,553     $       6,147    $    3,914,509    $   2,710,459     $     (84,008)     $ 6,547,107

  Net income
    for the year                                                                          137,109                           137,109
                              --------------    --------------   ---------------   --------------    --------------   --------------

BALANCE
  December 31, 1999               6,146,553             6,147         3,914,509        2,847,568           (84,008)       6,684,216

  Net loss
    for the year                                                                         (6,685)                            (6,685)
                              --------------    --------------   ---------------   --------------    --------------   --------------

BALANCE
  December 31, 2000               6,146,553     $       6,147    $    3,914,509    $   2,840,883     $     (84,008)     $ 6,677.531
                              ==============    ==============   ===============   ==============    ==============    ============






           See accompanying Notes to Consolidated Financial Statements
                                       F-4

ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999 AND 2000


                                                                                       1999             2000
                                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (Loss)                                                           $137,109         ($6,685)
         Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:

         Loss on disposition of property and equipment                                                 80,969
         Depreciation and amortization                                                434,358         469,915
         Changes in operating assets and liabilities:

                  (Increase) Decrease in:
                  Accounts Receivable                                                    (212)       188,109
                  Inventory                                                            38,235        (270,120)
                  Prepaid expense                                                     (28,540)         19,994
                  Income tax receivable                                                54,670          82,750
                  (Increase) Decrease in:
                  Accounts payable and accrued expenses                                78,113         (37,940)
                  Income taxes payable                                                 61,000          (8,000)
                                                                                -------------     -----------

NET CASH PROVIDED BY OPERATIONS                                                       774,733         518,992
                                                                                 ------------     -----------


CASH FLOW FROM INVESTING ACTIVITIES
                  Purchase of property and equipment                                 (676,580)       (866,750)
                  Proceeds from sale of property and equipment                                         16,455
                  Other assets                                                        101,698          (2,777)
                                                                                 ------------      ----------

NET CASH USED IN INVESTING ACTIVITIES                                                (574,882)       (853,072)
                                                                                -------------     -----------
CASH FLOW FROM FINANCING ACTIVITIES
                  Mortgage payable                                                          0         480,000
                  Principal Repayments                                                      0          (6,642)
                                                                                --------------    --------------


NET CASH FROM FINANCING ACTIVITIES                                                          0         473,548
                                                                                -------------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             199,851         139,468

CASH AND CASH EQUIVALENT BALANCE
                  Beginning of period                                               1,560,403       1,760,254
                                                                                -------------       ---------

CASH AND CASH EQUIVALENT BALANCE
                  End of period                                                    $1,760,254      $1,899,722
                                                                                   ==========      ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE
                  Interest paid                                                          $398         $44,726
                  Income tax paid                                                          $0          19,600





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


Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, ___ including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the assets exceeds its fair value. The Company does not expect to have any significant losses resulting from its review of impairment of long-lived assets. The loss on disposition of property and equipment relates to stores closed.

Stock-Based Compensation - The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") opinion No.25, Accounting for Stock Issued to Employees and related interpretations, under which no compensations cost related to stock options has been recognized at the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock. The Company has no stock option plan nor has it issued stock for compensation.

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


Basic and Diluted Loss per Share - Basic earnings per common share is based upon the net earnings divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants, if applicable, only in the periods presented in which effect would have been diluted. The Company did not grant options and warrants during 1999 and 2000 and there are no outstanding convertible securities, options and warrants as of December 31, 1999 and 2000.


Start-up Costs - Costs of start-up activities, including organization costs, is expensed as incurred.


Revenue - Revenues related to the sale of jewelry and art are recognized at the time the items are delivered to the customer.


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
                                                     ==================   ==================

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         3.       INCOME TAXES

         The components of income tax expense for the years ended December 31, 1999 and 2000 follow:

                        Federal               State                Total
                  ------------------   ------------------   ------------------

1999:
   Current        $           12,000   $          13,000    $          25,000
   Deferred                   59,000               2,000               61,000
                  ------------------   ------------------   ------------------
                  $          71,000    $          15,000    $          86,000
                  ==================   ==================   ==================

2000:
   Current        $          22,600    $           1,000    $          23,600
                  ------------------   ------------------   ------------------
   Deferred
                  ------------------   ------------------   ------------------
                  $          22,600    $           1,000    $          26,600
                  ==================   ==================   ==================

       The component of deferred tax liability was as follows at December 31, :


                Deferred tax liability:        1999                         2000
                                               ----                         ----


                Depreciation         $         213,871               $   205,871
                                      ==================            ============



Income tax expense amounted to $86,000 in 1999 and $23,600 in 2000 (effective tax rates of 38% and 20.9%, respectively). The actual tax expense differs from the expected tax expense (computed by applying the Federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                       1999                 2000
                                                ------------------   ------------------

Expected statutory tax                          $         75,857    $           37,276
State income tax, net of federal tax benefit                9,866                 5,000
Settlement for prior years dispute                                               19,600
Impact from initial lower Federal Tax rates                                    (11,750)
Other                                                         277              (21,126)
                                                ------------------   ------------------

     Actual tax                                 $          86,000    $           23,600
                                                ==================   ==================


   4.    OPERATING LEASES


The Company leases its office and retail store facilities and certain equipment under operating leases with terms ranging from three to ten years. Certain of the leases include percentage rates of 3% to 12% of revenues as defined. The Company has placed with various Lessors $65,000 in deposits as required by the leases as of December 31, 2000.



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


   5.    Accounting change

In accordance with Staff Accounting Bulletin 101, during the quarter ending September 30, 2000, the Company adopted a revised accounting method whereas layaway sales would only be recognized as sales upon delivery of the merchandise to the customer. Prior to this change, layaway sales were recognized when the customer made the required minimum initial payment. The impact of this accounting change was a cumulative charge to net income of $96,045 effective at the beginning of the fiscal year. The pro forma effect of retroactive application of this accounting change to prior operating periods is immaterial.


   6.    Long term debt


During the year ended December 31, 2000, the Company acquired a sales location in Vail, Colorado. It purchased the property for approximately $595,000 of which $480,000 of the purchased price was funded by a mortgage note secured by the property at 8.96% per annum. The mortgage is stated at fair value. The Company is required to make monthly payments of $4,346.33 for 234 months. Principal repayments over the next five years are as follows:




2001  $10,118

2002  $11,062

2003  $12,095

2004  $13,225

2005  $14,459