Form 10QSB/A
period 2001-09-30
ELEGANT ILLUSIONS INC /DE/
filed 2002-03-13
CIK 854941

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
             ------------------------------------------------------
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

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                December 31,  September 30,
                                                                                    2000           2001
                                                                                    ----           ----
                                                                               (Derived from   (Unaudited)
                                                                                  Audited
                                                                                 Financial
                                                                                Statements)


                                              ASSETS
CURRENT ASSETS

          Cash and cash equivalents                                                $1,899,722     $1,558,246
          Accounts receivable                                                         227,245        171,154
          Income tax receivable                                                         5,380              0
          Inventory                                                                 2,867,755      3,384,930
          Prepaid expenses                                                            279,232        311,602
                                                                                      -------        -------

                  TOTAL CURRENT ASSETS                                              5,279,334      5,425,932
                                                                                    ---------      ---------

PROPERTY AND EQUIPMENT, NET                                                         2,196,339      2,036,769
                                                                                    ---------      ---------


OTHER ASSETS

          Deposits                                                                     68,264         77,374
          Patents and trademarks, net                                                   1,290          5,090
          Excess cost over net assets acquired                                         14,141         11,104
                                                                                       ------         ------
                                                                                       83,695         93,567
                                                                                   $7,559,368     $7,556,268


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

          Current portion of long term debt                                           $10,118        $10,847
          Accounts payable and accrued expenses                                      $202,418        131,929
          Income taxes payable                                                              0         23,000
                                                                                            -         ------
                     TOTAL CURRENT LIABILITIES                                        212,536        165,776
                                                                                      -------        -------


LONG TERM LIABILITIES

          Mortgage Payable                                                            463,430        454,804
          Deferred Income taxes payable                                               205,871        205,871
                                                                                      -------        -------
                                                                                      669,301        660,675


                    TOTAL LIABILITIES                                                 881,837        826,451
                                                                                      -------        -------


STOCKHOLDERS' EQUITY

          Common stock-authorized 30,000,000 shares,
              $.001 par value, issued and outstanding
               6,146,446 shares in 2000 and 2001                                        6,147          6,147
          Additional paid in capital                                                3,914,509      3,914,509
          Retained earnings                                                         2,840,883      2,893,169
          Less treasury stock at cost

               (62,067 shares in 2000 and 2001)                                      (84,008)       (84,008)
                                                                               -     --------       --------

                                                                                    6,677,531      6,729,817
                                                                                   $7,559,368     $7,556,268



          See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001



                                                                                    2000           2001
                                                                                    ----           ----
                                                                                (Unaudited)    (Unaudited)


REVENUES                                                                           $7,134,301     $6,663,573

COST OF GOODS SOLD                                                                 $2,048,350     $1,843,174

                                                                               -------------- --------------

GROSS PROFITS                                                                       5,085,951      4,820,399
                                                                                    ---------      ---------


EXPENSES

              SELLING, GENERAL AND ADMINISTRATION                                   4,866,748      4,372,214
              DEPRECIATION AND AMORTIZATION                                           284,510        329,336
              INTEREST EXPENSE                                                         29,040         35,563

                                                                               -------------- --------------

                                                                                   5,180,298       4,737,113

INCOME(LOSS) BEFORE INCOME TAXES                                                     (94,347)         83,286

PROVISION FOR INCOME TAXES                                                             31,000         31,000

                                                                               -------------- --------------

NET INCOME(LOSS)                                                                   $(125,347)         52,286


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                                                       96,045              0
                                                                               -------------- --------------

NET INCOME                                                                         ($221,392)        $52,286

                                                                                     ========       ========


WEIGHTED AVERAGE SHARES OUTSTANDING                                                 6,084,379      6,084,379

                                                                                    =========      =========

BASIC AND DILUTED INCOME(LOSS) PER SHARE

          BEFORE ACCOUNTING CHANGE                                                    ($0.02)          $0.01


          CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                          (0.02)           0.00
                                                                               -------------- --------------
          AFTER ACCOUNTING CHANGE                                                     ($0.04)          $0.01
                                                                                    =========       ========









          See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001



                                                                                2000          2001
                                                                                ----          ----
                                                                            (Unaudited)    (Unaudited)


REVENUES                                                                       $1,978,997    $2,138,666

COST OF GOODS SOLD                                                                556,508       453,033

                                                                           -------------- --------------

GROSS PROFITS                                                                   1,422,489     1,685,633
                                                                                ---------     ---------


EXPENSES

              SELLING, GENERAL AND ADMINISTRATION                               1,584,280     1,483,971
              DEPRECIATION AND AMORTIZATION                                        70,618       100,721
              INTEREST EXPENSE                                                      2,497        10,701

                                                                           -------------- --------------
                                                                                1,657,395     1,595,393


INCOME(LOSS) BEFORE INCOME TAXES                                                (234,906)        90,240

PROVISION FOR INCOME TAXES                                                      (110,665)        34,000

                                                                           -------------- --------------
NET INCOME                                                                     ($124,241)       $56,240
                                                                                 ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING                                             6,084,467     6,084,467

                                                                                =========     =========



BASIC AND DILUTED INCOME(LOSS) PER SHARE                                          ($0.02)         $0.01
                                                                                   ======        ======







          See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

                                                                                    2000           2001
                                                                                    ----           ----
                                                                                (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

          Net income(loss)                                                         ($221,392)        $52,285
          Adjustments to reconcile net income
              to net cash provided by (used in)
             operating activities:
                      Depreciation and amortization                                   284,510        329,336
                      Abandonment of property and                                                    103,999
          equipment
                      Changes in operating assets and liabilities:
                        (Increase) Decrease in:
                          Accounts receivable                                         190,943         56,091
                          Inventory                                                 (429,088)      (517,175)
                          Prepaid expenses                                             65,337       (32,369)
                        Income tax receivable                                          34,930          5,380
                        Increase (Decrease in):
                          Accounts payable and accrued expenses                        57,588       (70,489)
                          Income taxes payable                                              0         23,000

                                                                                -------------  -------------
 NET CASH PROVIDED BY OPERATIONS                                                      (17,172)       (49,942)
                                                                                -------------  -------------
CASH FLOW FROM INVESTING ACTIVITIES

          Purchase of property and equipment                                        (734,580)      (273,765)
          Other assets                                                                (5,026)        (9,873)
                                                                                -------------  -------------

NET CASH USED IN INVESTING ACTIVITIES                                               (739,606)      (283,638)
                                                                                -------------  -------------
CASH FLOW FROM FINANCING ACTIVITIES
           Mortgage Payable                                                          475,034        (7,896)
                                                                                -------------  -------------

NET CASH USED IN FINANCING ACTIVITIES                                                 475,034        (7,896)
                                                                                -------------  -------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                 (281,744)      (341,476)

CASH AND CASH EQUIVALENT BALANCE,
          Beginning of period                                                       1,760,254      1,899,722
                                                                                -------------  -------------
CASH AND CASH EQUIVALENT BALANCE,

          End of period                                                            $1,478,510     $1,558,246
                                                                                    =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Interest Paid                                                               $29,040        $35,563
          Income taxes paid                                                                $0




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



2.       ACCOUNTING CHANGE

The Company, during the quarter ended September 30, 2000, adopted a new accounting method whereas layaway sales would only be recognized as sales upon delivery of the merchandise to the customer. The impact of this accounting change was a cumulative charge to net income of $96,045 effective at the beginning of the period. The pro forma effect of retroactive application of this accounting change to prior operating periods is immaterial.

3.       ABANDONMENT OF PROPERTY AND EQUIPMENT

During the period ended September 30, 2001, the company closed certain stores and reviewed property and equipment that had been in storage from previously closed stores. It was determined that $103,999 of net book value of property and equipment was either abandoned or not usable in existing stores and or future locations

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


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


         Costs of goods sold as a percentage of revenues decreased from 28.1% in the quarter ended September 30, 2000 to 21.1% in the quarter ended September 30, 2001. Costs of goods sold as a percentage of revenues decreased from 28.7% in the nine months ended September 30, 2000 to 27.6% in the nine months ended September 30, 2001. We believe that these decreases were due to

o our ongoing efforts to reduce costs, including certain favorable inventory purchases,
o our discontinuing the "Sale" programs discussed in our quarterly report on form 10-QSB for the first quarter of 2001 at Michigan City, Miromar and Santa Barbara, and
o the completion of our close out sale on certain inventory at our Steinbeck Jewelers location.


         During the quarter ended September 30, 2001, selling, general and administrative expenses decreased by $100,309, or approximately 6.3%, when compared to the third quarter of 2000. However, selling, general and administrative expenses, in the three months ending Sept 30, 2000 included one time charges in the amount of approximately $353,680. For more details on these one time charges, see our Annual Report on Form 10-KSB for the year ended December 31, 2000.


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


         During the nine months ended September 30, 2000, selling, general and administrative expenses decreased by $494,534 or approximately 10.2%, when compared to the first nine months of 2000. Selling, general and administrative expenses as a percentage of sales decreased from approximately 68.2% during the first nine months of 2000 to approximately 65.6% during the nine months ended September 30, 2001. Excluding the one time charges, during the nine months ended September 30, 2000, selling, general and administrative expenses decreased by $131,413 or approximately 2.9%, when compared to the first nine months of 2000. Excluding the one time charges, selling, general and administrative expenses as a percentage of sales increased from approximately 63.3% during the first nine months of 2000 to approximately 65.6% during the nine months ended September 30, 2001.


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


Liquidity and Capital Resources

         As of September 30, 2001, we had $1,558,246 in cash and cash equivalents down $341,476 from December 31, 2000 and down $427,591 from June 30, 2001. Current assets exceeded our current liabilities by $5,260,156 up $193,358 from December 31, 2000.

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


                                     ELEGANT ILLUSIONS, INC.




Dated: March 8, 2002
                                     /s/ James Cardinal
                                     ----------------------------------
                                     James Cardinal, Chief Executive Officer





                                     /s/ Tamara Gear
                                     ------------------------
                                     Tamara Gear, Treasurer