Form 10KSB
period 2001-12-31
ELEGANT ILLUSIONS INC /DE/
filed 2002-03-25
CIK 854941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
Commission File No.0-28128
-------

                             ELEGANT ILLUSIONS, INC.
------------------------------------------------------------------------------
(Name of small business issuer in its charter)

             Delaware                                  88-0282654
---------------------------------     ------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

     542 Lighthouse Ave., Suite 5, Pacific Grove, CA  93950
-------------------------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)

Issuer's telephone number  (408) 649-1814
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

                                                        Yes     X      No  _____
                                                              ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X ]

The Issuer's revenues for its fiscal year ended December 31, 2001 were $9,258,476.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing bid ($.41) and asked ($.64) prices of such stock, as of March 19, 2002 is $928,855 based upon $0.525 multiplied by the 1,769,248 Shares of Registrant's Common Stock held by non-affiliates1.

The number of shares outstanding of each of the registrant's classes of common stock (which excludes 62,067 treasury shares), as of March 19, 2002 is 6,084,379 shares, all of one class of $.001 par value Common Stock..



Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                ------    ------

--------
     1 Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

                                               ELEGANT ILLUSIONS, INC.
                                                     Form 10-KSB
                                            Year Ended December 31, 2001

                                                  Table of Contents

PART I                                                                                                         Page

Item 1.      Description of Business..............................................................................1

Item 2.      Description of Properties............................................................................5

Item 3.      Legal Proceedings....................................................................................6

Item 4.      Submission of Matters to a Vote of
               Security Holders...................................................................................6

Part II

Item 5.      Market for Common
               Equity and Related Stockholder Matters.............................................................6

Item 6.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations......................................................7

Item 7.      Financial Statements................................................................................12

Item 8.      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosures.............................................................................12

Part III

Item 9.      Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.................................................................13

Item 10. Executive Compensation..................................................................................14

Item 11. Security Ownership of Certain Beneficial

               Owners and Management.............................................................................15

Item 12. Certain Relationships and Related

               Transactions......................................................................................16

Item 13. Exhibits and Reports on Form 8-K........................................................................16

Signatures.......................................................................................................18

Supplemental Information.........................................................................................19

Financial Statements............................................................................................F-1

                                     PART I

Item 1.      Description of Business.
             -----------------------

General

         Elegant Illusions, Inc. (the "Company"), through its wholly-owned subsidiary, Elegant Illusions, Inc, a California corporation (the "Subsidiary"), is primarily in the retail copy jewelry business and currently owns and operates 19 retail copy jewelry stores, two fine jewelry stores, three fine art galleries and one reproduction art gallery.

    The retail copy jewelry stores are located in:

California                           Indiana
o        Gilroy,                     o        Michigan City
o        Monterey (two stores),
o        Palm Springs,               Louisiana
o        Sacramento,                 o        New Orleans
o        Santa Barbara,
o        San Diego and               Michigan
o        San Francisco (two stores)  o        Birch Run

Florida                              Missouri
o        Miromar and                 o        Branson
o        Orlando
                                     Nevada
Hawaii                               o        Laughlin

o        Maui

U.S. Virgin Islands
o        St. Croix and
o        St. Thomas


         One of the fine jewelry stores (which includes a fine art Gallery) is located in Monterey and the other is located in St. Croix.

         The fine art galleries are located in New Orleans, Louisiana, Vail, Colorado and Sarasota, Florida. Each now operates under the name Cardinal Gallery.

         The reproduction art gallery (Branson Gallery) is located in Branson, Missouri.

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

         The Company has identified and closed the following stores that it deemed to be non performing:

o Portland, Oregon on January 3, 1999;
o Ontario, California on April 28, 1999;
o Kenosha, Wisconsin on August 3, 1999;
o Oahu, Hawaii on January 3, 2000;
o Tulare, California on February 27, 2000;
o Royal Dane Mall, St. Thomas on July 1, 2000;
o Seaport Jewelers on October 23, 2000;
o San Francisco reproduction art gallery on November 30, 2000;
o Utah on July 30, 2001: and
o Grapevine on August 13, 2001.

         The Company also closed its Mall of America location in June 2000 because it was unable to negotiate a lease renewal satisfactory to management.

         In addition, the Company relocated two locations, one in Branson, Missouri and one in San Francisco, California.

         For more information on the performance of the Company's existing locations, see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In January 2000, the Company purchased a retail site in Vail, Colorado and, on November 5, 2000, opened a Fine Art Gallery at this location (see "Part I, Item 2. Description of Property"). In October, 2001 the Company opened a fine art Gallery ( Cardinal Gallery) in Sarasota, Florida. In addition, the Company has licenses to reproduce the works of Norberto Martini and Andrea Stella. The Company sells these reproductions in certain of its current copy jewelry and fine jewelry stores and it's Gallery located in Branson Missouri.

         Original works of both of these artists are featured at the Company's New Orleans, Vail and Sarasota Galleries. During the year 2001, the Company changed the names of Bourbon St. Gallery (New Orleans) and Gore Creek Gallery
(Vail) to Cardinal Gallery.

         The Company plans to license its Elegant Illusions trade name to permit others to open stores featuring Elegant Illusions brand copy jewelry. The Company is structuring these transactions in a manner that management believes will not require registration under current franchising laws. In this regard, the Company signed a license agreement with its first licensee whose store will operate under its own trade name in Pennsylvania.

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

         In June 2001, the Company made the following changes at its Steinbeck Jewelers location:

o        upgraded its jewelry selection to higher ticket items,
o        eliminated the handcrafted and gift items,
o        remodeled the premises and
o converted a portion of the space (approximately 500 sq. ft.) to an art gallery featuring original works of the same artists carried in the three Cardinal Gallery locations.

         The fine art galleries, Cardinal Gallery, New Orleans, Cardinal Gallery, Vail and Cardinal Gallery, Sarasota, sell predominantly original oil paintings by contemporary Italian artists.

Purchase of Inventory

         The Company purchases its copy jewelry merchandise directly from a number of manufacturers located in and outside the United States; it does not purchase from distributors. Products purchased include stock items and jewelry designed by the Company. The jewelry sold in the fine jewelry stores are primarily purchased directly from manufacturers and, to a lesser extent, from distributors. The Company purchases its Art for the three fine art galleries directly from the artists. Less than 5% of Cardinal Gallery's (New Orleans) revenues are generated from sales of Art on consignment. None of the Cardinal Gallery's (Vail or Sarasota) revenues are generated from sales of Art on consignment.

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


Employees

         At March 20, 2002, the Company had approximately 124 employees. Current employees include the Company's three officers, two regional managers, one national sales manager, 21 store managers, two assistant managers, three training managers, 75 sales personnel, one retail computer systems manager, one office manager and 15 clerical personnel.


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
                                                 -------
                                                  10,100

         The facility, excluding the warehouse space which is located on another floor in the building, is leased from an unaffiliated party pursuant to a one year lease that expires on February 28, 2003.

         The Company has leased the warehouse portion of the premises for a period of six months, beginning March 1, 2002.

         Management   believes  that  the  current   executive   facilities  are
sufficient for the Company's needs through the term of its lease; however management actively is looking to purchase a building.

         As noted below, Cardinal Gallery, Vail is located in a retail condominium owned by the Company and the Cardinal Gallery, Sarasota location is leased from James Cardinal, Gavin Gear and Tamara Gear, the Company's executive officers, directors and principal stockholders. The rest of the Company's stores are leased from unaffiliated parties on various terms. Certain of the leases provide the landlord with a percentage of revenues generated at and from the specific leased location (see Note 4 to the Company's Consolidated Financial Statements). In addition, certain of the leases contain termination clauses in the event a location does not meet specific revenue projections.

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

         In September 2001, the Company entered into a triple net lease for its Cardinal Gallery in Sarasota, Florida. The store is located at John Ringling Blvd, Sarasota, Florida. The store is owned by James Cardinal, Gavin Gear and Tamara Gear, executive officers, directors and principal stockholders of the Company. The specific lease terms require 60 monthly base payments of $7,200. Management believes that the lease terms for this store are comparable to those the Company would have obtained from an unaffiliated landlord.

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

Item 4.      Submission of Matters to a Vote of Security Holders.
             ---------------------------------------------------

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2001.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related  Stockholder  Matters.
-------------------------------------------------------------------------------

         (a) Marketing Information -- The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) is traded is in the over-the-counter market (OTCBB Symbol: "EILL.OB").

         The following tables set forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis for the past two fiscal years. information for the year ended December 31, 2000 was obtained from NASDAQ and information for the year ended December 31, 2001 was obtained from the Pink Sheets, LLC. The bid prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The Company's Common Stock was delisted from NASDAQ on August 23, 2001. It is now quoted on the OTC Bulletin Board.

                                                          Bid Prices
                                                   High              Low

Period - Fiscal Year  2000
--------------------------
First Quarter ending March 31, 2000             1.844             0.813
Second Quarter ending June 30, 2000             1.719             0.938
Third Quarter ending September 30, 2000         1.50              1.00
Fourth Quarter ending December 31, 2000         1.50              0.516

Period - Fiscal Year  2001
--------------------------
First Quarter ending March 31, 2001             1.09375            .625
Second Quarter ending June 30, 2001             0.80              0.50
July 2, 2001 through August 23, 2001            0.52              0.40
August 24, 2001 through September 28, 2001      0.32              0.15
Fourth Quarter ending December 31, 2001         0.40              0.24

         (b) Holders -- There were approximately 83 holders of record of the Company's Common Stock as of March 19, 2002 inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).


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


Results of Operations

Fiscal Year ended December 31, 2001 Compared to Fiscal Year Ended
December 31, 2000
-----------------------------------------------------------------
         Sales for the year ended December 31, 2001 decreased $370,757 or approximately 3.9% when compared to the year ended December 31, 2000.

         Management believes that the decrease in sales was due to closing of two locations in 2001, offset by the opening of the Sarasota Gallery. As of December 31, 2000, the Company operated 26 retail locations and, as of December 31, 2001, it operated 25 retail locations. See "Part I. Item 1. Description of Business; General."

         Costs of goods as a percentage of revenues remained essentially unchanged from approximately 29.4% during 2000 to approximately 29.7% during 2001. Management expects costs of goods as a percentage of revenues to improve in the year 2002.

         During the year ended December 31, 2001, selling, general and administrative expenses decreased when compared to the year ended December 31, 2000 by $231,866 (approximately 3.8%). However, as a percentage of sales, selling, general and administrative expenses remained essentially unchanged from approximately 64.1% during the year ended December 31, 2000 to approximately 64.2% during the year ended December 31, 2001. Management believes that the decrease in expenses from 2000 to 2001 and the increase in such expenses as a percentage of sales from 2000 to 2001 primarily was the result of the following non-recurring charges in 2000 offset primarily by a $256,000 increase in executive compensation in 2001:

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

o Residual legal fees resulting from the Company's cancelled plan to take the Company private of $3,000. Penalties and interest on back income taxes from 1996, in the amount of $5,018.

         The total of all non-recurring charges is $521,577.

         Excluding these non-recurring expenses, during the year ended December 31, 2001, selling, general and administrative expenses increased when compared to the year ended December 31, 2000 by $289,711 (approximately 5.1%). As a percentage of sales, selling, general and administrative expenses increased from approximately 58.5% during the year ended December 31, 2000 to approximately 64.2% during the year ended December 31, 2001.

         Revenues Same Store Locations.
         -----------------------------

         As of December 31, 2000, the Company operated 22 locations that were also in operation at December 31, 2001 and open for a full 12 months:



California                             Hawaii                                  Missouri
o        Gilroy,                       o        Maui                           o        Branson
o        Monterey (three stores),
o        Palm Springs,                 Indiana                                 Nevada
o        Sacramento,                   o        Michigan City                  o        Laughlin
o        Santa Barbara,
o        San Diego and                 Louisiana                               U.S. Virgin Islands
o        San Francisco (two stores)    o        New Orleans (two stores)       o        St. Croix (two stores) and
                                                                               o        St. Thomas
Florida                                Michigan
o        Miromar and                   o        Birch Run
o        Orlando


         Revenues from same store locations for the year ended December 31, 2001, decreased approximately 1.9% from the same period in 2000. Management attributes this decrease to the events of September 11, 2000.

         Net Income

         During the year ended December 31, 2001, the Company realized net income of $43,059 compared to a net loss of $6,685 for the year ended December 31, 2000. Excluding the non-recurring cumulative charge to net income of $96,045 resulting from Staff Accounting Bulletin 101 discussed above, the Company, during the year ended December 31, 2000, realized net income of $89,361.

         The Company, during the year ended December 31, 2000, realized pre-tax income of $112,960 compared to pretax income of $223,109 for the year ended December 31, 1999. Excluding the non-recurring expenses discussed above, the Company, during the year ended December 31, 2000, realized pre-tax income of $654,137.

         Inventory Turnover Ratios

         During the year ended December 31, 2001, the Company maintained an inventory that provided a turnover ratio of 0.88 to1. Management does not believe that the current inventory turnover is indicative of impaired or slow-moving inventory.

         Management believes that the current inventory turnover ratio of 0.88 to 1 is appropriate for the Company's plan of operation, including maintaining its strategy of replacing inventory sold at its retail locations within a 2-3 day time frame. Management reviews items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the year ended December 31, 2000 was 1.04 to 1.

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

Liquidity and Capital Resources

         As of December 31, 2001, the Company had $1,609,236 in cash and cash equivalents (compared to $1,899,722 on December 31, 2000) and its current assets exceeded its current liabilities by $5,237,547.

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

         Our primary anticipated capital expenditures during the year ending December 31, 2002 include:

         o the possible opening of one to three or more fine art and/or copy jewelry stores;
         o        the possible  acquisition  of real estate to house new stores;
                  and
         o the acquisition of a building to house the Company's Corporate facilities.

         In this regard, we have signed a lease for a store in the town of Wailes on the island of Maui in Hawaii. We anticipate that this store will sell copy jewelry, fine jewelry and fine art and will open within the next 90 to 120 days.

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

                             ELEGANT ILLUSIONS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED December 31, 2001

                                      INDEX
                                                                        Page No.

    Report of Independent Auditor                                          F-1

    Consolidated Balance Sheets - December 31, 2000 and 2001               F-2

    Consolidated Statements of Operations for the
    Years Ended December 31, 2000 and 2001                                 F-3

    Consolidated Statement of Stockholders'
    Equity for the Years
    Ended December 31, 2000 and 2001                                       F-4

    Consolidated Statements of Cash Flows for the
    Years Ended December 31, 2000 and 2001                                 F-5

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange
             Act.

         The following table sets forth certain information concerning the directors and executive officers of the Company:

                                        First
                                        Became
Name                            Age     Director    Position

James Cardinal                   55        1993    Chief Executive Officer
                                                   & Director

Gavin Gear                       50        1993    President & Director

Tamara Gear                      43        1993    Secretary-Treasurer
                                                   & Director


Janet Heinze                     53        1998    Director




         Directors are elected at the meeting of stockholders called for that purpose and hold office until the next stockholders meeting called for that purpose or until their resignation or death. Officers of the corporation are elected by the directors at meetings called by the directors for its purpose.

         JAMES CARDINAL has been the Company's Chief Executive Officer since May 1994 and a director of the Company since May 1993. He was President of the Company from May 1993 to May 1994. He has been a director of the Company's wholly-owned California Subsidiary, Elegant Illusions, Inc.(the "Subsidiary") since 1992 and a business consultant for Subsidiary since 1989. He was a director of Bay Area Grand Illusions, Inc. ("Bay") from June 1992 until its merger in to the Subsidiary. Prior thereto, he was self-employed as a business consultant and capital organizer to start-up companies.

         GAVIN GEAR has been the Company's President since May 1994 and a director of the Company since May 1993. He was Vice President of the Company from May 1993 to May 1994. He was a founder and has been the President, Chief Financial Officer and a director of the Subsidiary since 1989. Mr. Gear was President, Chief Financial Officer and a director of Copy Jewels, Inc. ("CJI") from 1989 until its merger into the Subsidiary and President and a director of Bay from 1988 until its merger in to the Subsidiary. Since 1979, he also has been the President, Chief Financial Officer and a director of Cannery Row Enterprises, Inc. ("CRE"). CRE was acquired by the Company in July 1994.

         TAMARA GEAR has been the Secretary-Treasurer and a director of the Company since May 1993. She was a founder and has been the Secretary-Treasurer and a director of the Subsidiary since 1989. She was the Secretary-Treasurer and a director of CJI (from 1989) and of Bay (from 1988) until their merger in to the Subsidiary. Since 1985, she also has been an officer and director of CRE. From 1984 to 1985, Ms. Gear was a gemologist for Sun Studies in Carmel. From 1980 to 1984, she was the retail manager for Cannery Row Enterprises.

         JANET HEINZE currently is the Superintendent at the American School in Guadalajara, Mexico. Prior thereto, she taught elementary school at the Park School in Hayward, California since September 1997. Ms. Heinze taught at the American School in Guadalajara, Mexico from September 1991 to August 1996. Ms. Heinze graduated from the University of California, Berkeley ("UCB") in 1969 with a degree in Sociology, received her teaching credentials at UCB in 1970 and her Masters degree from Framingham State University, Framingham, Massachusetts in 1996.

         In March 2001, Keith Brandon, one of the Company's Directors and a member of the Audit Committee, passed away. The Company's Board of Directors appointed Barbara Z. Bokanovich to the Board and the Audit Committee. In October 2001, Ms. Bokanovich resigned as a director and the Company disbanded its Audit Committee.


Item 10.     Executive Compensation.
             ----------------------

         The following table sets forth a summary of the compensation of the three Officers of the Company for the fiscal years ended December 31, 2001, 2000 and 1999. Total compensation paid to all three executive officers as a group during 2001 was $715,000.



                                                          SUMMARY COMPENSATION TABLE

                                                                                           Long-Term Compensation
                                          Annual Compensation                           Awards              Payouts

                                                                 Other          Restrict-                            All Other
                                                                 Annual         ed Stock               LTIP          Compensa
Name and Principal                                    Bonus    Compen-           Award        Options Payouts          -tion
 Position                            Year   Salary    ($)      sation($)           ($)         SARs      ($)            ($)
--------------------                ------  -------  -------  ---------         ---------    -------- ---------      --------


James Cardinal                     2001     $275,000 $75,000          0                 0           0         0             0
CEO                                2000     $225,000       0          0                 0           0         0             0
                                   1999     $146,418       0          0                 0           0         0             0

Gavin Gear                         2001     $145,000 $37,500          0                 0           0         0             0
President                          2000     $112,500       0          0                 0           0         0             0
                                   1999     $ 90,000       0          0                 0           0         0             0


Tamara Gear                        2001     $145,000 $37,500          0                 0           0         0             0
Secretary-Treasurer                2000     $121,500       0          0                 0           0         0             0
                                   1999     $ 99,000       0          0                 0           0         0             0


         In respect of the year ended December 31, 2001, both of the non-employee directors were paid an annual director's fee of $2,000. One of the non-employee directors resigned during 2001. None of the other directors received compensation for their services as directors of the Company. The Company also reimburses its directors for travel, lodging and related expenses they may incur attending Board of Directors and committee meetings.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.
             --------------------------------------------------------------

         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of March 19, 2002 by: (i) each of the Company's directors and executive officers; (ii) each person who is known by the Company to be the beneficial owner of five percent or more of the outstanding shares of Common Stock; and (iii) all of the Company's directors and executive officers as a group:

Name and Address                      Amount of Record
of Beneficial                          and Beneficial                      Percent of
    Owner                                 Ownership                        Class
----------------                       ------------------                  ----------

James C. Cardinal                           2,115,673                      34.8%
542 Lighthouse Ave., Suite 5
Pacific Grove, CA  93950

Gavin M. Gear                               1,091,146(1)                   17.9%
542 Lighthouse Ave., Suite 5
Pacific Grove, CA  93950

Tamara Gear                                 1,108,312(1)                   18.2%
542 Lighthouse Ave., Suite 5
Pacific Grove, CA  93950

Janet Heinze                                        0                         0%
CircunVaiacion Nte 80
Las Fuentes 45070
GuadalaJara, Jai
Mexico

Barbara Z. Bokanovich(2)                            0                         0%
984 Lupin Drive
Suite 5
Salinas, CA 93906

All Officers and
Directors as a Group
  (5 Persons)                               4,315,131                      70.9%

(1) Gavin and Tamara Gear are husband and wife. Although each is deemed to be the beneficial owner of the shares held by the other, the shares listed for Gavin Gear do not include the shares owned by Tamara Gear and the shares listed for Tamara Gear do not include the shares owned by Gavin Gear.

(2) Ms. Bokanovich resigned as a Director of the Company in October 2001.


Item 12.     Certain Relationships and Related Transactions.
             ----------------------------------------------

         During the fiscal years ended December 31, 2001 and 2000, there were no transactions to which the Company was a party, in which any executive officer, director, principal stockholder or immediate family member of any of the foregoing persons had a direct or indirect material interest, except as follows:

         In September 2001, the Company entered into a triple net lease for its Cardinal Gallery in Sarasota, Florida. The store is located at John Ringling Blvd, Sarasota, Florida. The store is owned by James Cardinal, Gavin Gear and Tamara Gear, executive officers, directors and principal stockholders of the Company. For information on the terms of this lease, see "Part I, Item 2. Description of Properties." Management believes that the lease terms for this store are comparable to those the Company would have obtained from an unaffiliated landlord.

         In January and February 2000, James Cardinal obtained 15-year license agreements with two artists, Norberto Martini and Andrea Stella, to produce, market and sell reproductions of their art work. Mr. Cardinal has assigned these license agreements to the Company.

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

                                                      ELEGANT ILLUSIONS, INC.


 Dated:  March 29, 2001                 By:  /s/James Cardinal
                                             -----------------------------------

                                              James Cardinal,
                                              Chief Executive Officer,


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURES                                  TITLE                   DATE
 ----------                                  -----                   ----


 /s/James Cardinal                   Chief Executive Officer      March 29, 2001
 -----------------                   and Director
 James Cardinal

/s/Gavin Gear                        President and Director       March 29, 2001
-------------------------
 Gavin Gear

/s/Tamara Gear
 -----------------                   Secretary-Treasurer
Tamara Gear                         (Chief Financial Officer and
                                     Chief Accounting Officer)
                                     and Director                 March 29, 2001

                                     Director                     March __, 2001
---------------------------
 Janet Heinze

                            SUPPLEMENTAL INFORMATION

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable.

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


Report of Independent Auditor                                      F-1

Consolidated Balance Sheets at December 31, 2000 and 2001          F-2

Consolidated Statements of Operations -                            F-3
    Years Ended December 31, 2000 and 2001

Consolidated Statement of Stockholders' Equity -                   F-4
    Years Ended December 31, 2000 and 2001

Consolidated Statements of Cash Flows -                            F-5
    Years Ended December 31, 2000 and 2001

Notes to Consolidated Financial Statements                         F-6

                         REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders
Elegant Illusions, Inc.

I  have  audited  the  accompanying   consolidated  balance  sheets  of  Elegant
Illusions, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elegant Illusions, Inc. and Subsidiaries as of December 31, 2000 and 2001 and the consolidated results of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles of the United States of America.




                                                       Jeffrey S. Gilbert, CPA

Los Angeles, California
March 21 2002

                     ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,   December 31,
                                                                                            2000             2001
                                    ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                                    $1,899,722      $1,609,236
         Accounts receivable                                                             227,245         237,546
         Income taxes receivable                                                           5,380
         Inventory                                                                     2,867,755       3,356,578
         Prepaid expenses                                                                279,232         306,869
                                                                                       ---------       ---------
                  TOTAL CURRENT ASSETS                                                 5,279,334       5,510,229
                                                                                       ---------       ---------

PROPERTY AND EQUIPMENT, NET                                                            2,196,339       2,021,952

OTHER ASSETS
         Deposits                                                                         68,264          79,392
         Patents and trademarks, net of accumulated amortization of
          $4,666 in 2000 and $5,424 in 2001                                                1,291             533
         Excess cost over net assets acquired, net of accumulated
           amortization of $26,706 in 2000                                                14,141               0
                                                                                       ---------       ---------
                                                                                          83,696          79,925
                                                                                       ---------       ---------
                                                                                      $7,559,368      $7,612,106
                                                                                       =========      ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Current portion of long term debt                                               $10,118         $11,062
         Accounts payable and accrued expenses                                           202,418         213,860
         Income taxes payable                                                                  0          47,760
                                                                                        ---------       ---------
TOTAL CURRENT LIABILITIES                                                                212,536         272,682
                                                                                        =========       =========

LONG TERM DEBT
         Mortgages payable                                                               463,430         452,963
         Deferred income taxes                                                           205,871         165,871
                                                                                        ---------       ---------
                                                                                         669,301         618,834
                                                                                        ---------       ---------
                  TOTAL LIABILITIES                                                      881,837         891,516
                                                                                        =========       =========
STOCKHOLDER'S EQUITY
         Common stock-authorized 30,000,000 shares,
            $.001 par value, issued and outstanding
            6,146,446 shares in 2000 and 2001                                              6,147           6,147
         Additional paid in capital                                                    3,914,509       3,914,509
         Retained earnings                                                             2,840,884       2,883,942
         Less treasury stock at cost (62,067 shares in
         1999 and 1998)                                                                  (84,008)        (84,008)
                                                                                       ---------       ---------
                                                                                       6,677,532       6,720,590
                                                                                       ---------       ---------
                                                                                      $7,559,369      $7,612,106
                                                                                      ==========      ==========




                  See Accompanying Notes to Consolidated Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND 2001


                                                                                         2000             2001

REVENUES                                                                              $9,629,233      $9,258,476

COST OF GOODS SOLD                                                                     2,829,556       2,745,965
                                                                                       ---------       ---------
GROSS PROFITS                                                                          6,799,677       6,512,511

EXPENSES
                  SELLING, GENERAL AND ADMINISTRATION                                  6,172,077       5,940,212
                  DEPRECIATION AND AMORTIZATION                                          469,914         472,613
                  INTEREST EXPENSE                                                        44,726          42,628
                                                                                          ------          ------
                                                                                       6,686,717       6,455,453
                                                                                       ---------       ---------
INCOME BEFORE INCOME TAXES                                                               112,960          57,058

PROVISION FOR INCOME TAXES                                                                23,600          14,000
                                                                                          ------          ------
NET INCOME BEFORE ACCOUNTING CHANGE                                                       89,360          43,058

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                                 96,045
                                                                                          ------          ------

NET INCOME                                                                               ($6,685)        $43,058
                                                                                          ------          ------


WEIGHTED AVERAGE SHARES OUTSTANDING                                                    6,146,446       6,146,446
                                                                                       ---------       ---------
BASIC AND DILUTED INCOME(LOSS) PER SHARE
                  BEFORE ACCOUNTING CHANGE                                                 $0.01           $0.01

                  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                                (0.01)           0.00
                  PRINCIPLE                                                                -----            ----

                  AFTER ACCOUNTING CHANGE                                                 ($0.00)          $0.01
                                                                                          ======           =====










                  See Accompanying Notes to Consolidated Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001


                                        Common Stock               Additional
                                  Shares                             Paid-in          Retained          Treasury
                                Outstanding         Amount           Capital          Earnings            Stock            Total

BALANCE,
  December 31, 1999               6,146,553     $       6,147    $    3,914,509    $   2,847,568     $     (84,008)   $   6,684,216
  Net loss
    for the year                                                                          (6,685)                            (6,685)
                                 ----------     -------------    --------------    -------------     -------------    --------------
BALANCE
  December 31, 2000               6,146,553             6,147         3,914,509        2,840,884           (84,008)       6,677,532
  Net income
    for the year                                                                          43,058                             43,058
                                 ----------     -------------    --------------    -------------     -------------    --------------
BALANCE
  December 31, 2001               6,146,553     $       6,147    $    3,914,509    $   2,883,942     $     (84,008)   $   6,720.509

                                ===========     =============    ==============    =============     =============    ==============















           See accompanying Notes to Consolidated Financial Statements
                                       F-4

ELEGANT ILLUSIONS, INC. AND SUBSIDARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND 2001


                                                                                            2000             2001
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                      ($6,685)              $43,058
         Adjustments to reconcile net income to
          net cash provided by (used in)
          operating activities:
         Depreciation and amortization                                                    469,915              472,613
         Loss on disposition of property and equipment                                     80,969               18,574
         Changes in operating assets and liabilities:
                  (Increase) Decrease in:
                  Accounts Receivable                                                    188,109               (10,301)
                  Inventory                                                             (270,120)             (488,823)
                  Prepaid expense                                                         19,994               (27,637)
                  Income tax receivable                                                   82,750                 5,380
                  Increase (Decrease in):
                  Accounts payable and accrued expenses                                  (37,940)               11,442
                  Income taxes payable                                                    (8,000)                7,760
                                                                                         -------                ------
NET CASH PROVIDED BY OPERATIONS                                                          518,992                32,066
                                                                                         -------                ------

CASH FLOW FROM INVESTING ACTIVITIES
                  Purchase of property and equipment                                    (866,750)             (316,800)
                  Proceeds from sale of property and equipment                            16,455
                  Other assets                                                            (2,777)                3,772
                                                                                           -----                 -----
NET CASH USED IN INVESTING ACTIVITIES                                                   (852,882)             (313,028)
                                                                                        --------               -------
CASH FLOW FROM FINANCING ACTIVITIES
                  Mortgages payable                                                      480,000
                  Principal Repayments                                                    (6,642)               (9,524)
                                                                                        --------               -------
NET CASH FROM FINANCING ACTIVITIES                                                       473,358                (9,524)
                                                                                        --------               -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                139,468              (290,486)

CASH AND CASH EQUIVALENT BALANCE
                  Beginning of period                                                  1,760,254             1,899,722
                                                                                       ---------             ---------
CASH AND CASH EQUIVALENT BALANCE,
                  End of period                                                       $1,899,722            $1,609,236
                                                                                      ----------            ----------
SUPPLEMENTAL CASH FLOW DISCLOSURE
                  Interest paid                                                          $44,726               $42,628
                  Income tax paid                                                        $19,600





                  See Accompanying Notes to Consolidated Financial Statements

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business - Elegant Illusions, Inc. was incorporated in Delaware in March 1988. The Company is engaged in the retail sale of fine jewelry in two locations and copy jewelry at locations in California, Nevada, Missouri, Louisiana, Hawaii, Michigan, Indiana, Florida, and U.S. Virgin Islands. Copy jewelry items are replications of fine jewelry, manufactured with synthetic stones set in 14 carat gold, sterling silver vermeil or plated brass. In addition, the Company sells original oil paintings, lithographs and other art in three stores in New Orleans, Vail and Sarasota and reproductions in one store in Missouri.

Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents - Cash equivalents are purchased short-term highly liquid investments readily convertible to cash with original maturities of no more than three months. There are cash balances in certain Federal insured banks that exceed the maximum insured amounts. However, management of the Company does not consider this a significant risk. As of December 31, 2001, the Company has deposits in excess of the FDIC limit in the amount of approximately $1,2000,000

Inventories - Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis.

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

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Excess cost over net assets acquired - The excess of cost over fair value of net assets acquired related to the acquisition of the Company's two franchised stores in 1994 and was being amortized over 10 years on a straight line basis. During the year ended December 31, 2001, the management of the Company concluded that this excess of cost over fair value had limited value and as such wrote off the remaining unamortized portion of $10,091.

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

Basic and Diluted Loss per Share - Basic earnings per common share is based upon the net earnings divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants, if applicable, only in the periods presented in which effect would have been diluted. The Company did not grant options and warrants during 2000 and 2001 and there are no outstanding convertible securities, options and warrants as of December 31, 2000 and 2001.

Start-up Costs - Costs of start-up activities, including organization costs, is expensed as incurred.

Revenue - Revenues related to the sale of jewelry and art are recognized at the time the items are delivered to the customer.

Advertising - Advertising costs are expensed the first time the advertisement is run. Total advertising and promotion expenses were $174,627 and $219,136 for the years ended December 31, 2000 and 2001, respectively.


    2.   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2000 and 2001:

                                                                   2000                 2001

Real Estate                                           $          759,940   $          759,940
Office furniture, fixtures & equipment                           224,607              253,757
Store furniture, fixtures & equipment                          2,436,651            2,459,436
Vehicles                                                          19,500               62,000
Leasehold improvements                                           844,439              961,673

                                                               4,285,137            4,496,806

   Less: accumulated depreciation and amortization             2,088,798            2,474,854
                                                     $         2,196,339   $        2,021,952
                                                               =========            =========

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         3.       INCOME TAXES

         The components of income tax expense for the years ended December 31, 2000 and 2001 follow:

                                          Federal               State                Total

             2000
                Current             $           22,000   $           1,000    $          23,600
                Deferred
                                    $           22,000   $           1,000    $          23,600
                                    ------------------   -----------------    -----------------
             2001:
                Current             $           10,000   $           4,000    $          14,000
                Deferred
                                    $           10,000   $           4,000    $          14,000
                                    ------------------   -----------------    -----------------

The component of deferred tax liability was as follows at December 31, :

             Deferred tax liability:
                                              2000                         2001

                Depreciation               205,871                   $   165,871

         Income tax expense amounted to $23,600 in 2000 and $14,000 in 2001 (effective tax rates of 20.9% and 24.5 %, respectively). The actual tax expense differs from the expected tax expense (computed by applying the Federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                        2000            2001
                                                        ----            ----
Expected statutory tax                            $      37,276   $    18,829
State income tax, net of federal tax benefit              5,000         2,680
Settlement for prior years dispute                       19,600
Impact from initial lower Federal Tax rates             (11,750)       (7,509)
Other                                                   (21,126)
                                                        --------       --------
     Actual tax                                   $      23,600   $     14,000
                                                        --------       --------

4.       OPERATING LEASES

The Company leases its office and retail store facilities and certain equipment under operating leases with terms ranging from three to ten years. Certain of the leases include percentage rates of 3% to 12% of revenues as defined. The Company has placed with various lessors approximately $70,000 in deposits as required by the leases as of December 31, 2001.

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining lease terms in excess of one year, as of December 31, 2001 are as follows:

 Year Ended
 December 31,

    2002                                     $        1,094,000
    2003                                                828,000
    2004                                                512,000
    2005                                                277,000
    2006                                                 79,000
    Thereafter                               ------------------

                                             $        2,790,000
                                             ==================

                    ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Rent expense for the fiscal years ended December 31, 2000 and 2001 were $1,843,130 and $1,372,498.

During 2001, the Company entered into a lease arrangement with its three major shareholders to lease a store location in Sarasota, Florida. In the opinion of Management the lease is at market Value for that location. The specific lease terms require 60 monthly base payments of $7,200.

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



2002  $11,062

2003  $12,095

2004  $13,225

2005  $14,459

2006  $15,810



7.    Savings plan - 401(k)

The Company, effective June 1, 2001 established a 401(k) profit sharing plan. For eligible employees, the Company savings and investment plan will allow eligible employees to allocate up to 10% of salary through payroll deductions. The Company matches 50% of the employee's pre-tax contributions, up to plan limits. In 2001, the costs of this plan was approximately $6,000.