Form 10QSB
period 2002-03-31
ELEGANT ILLUSIONS INC /DE/
filed 2002-05-08
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ________ to


                         Commission File Number: 0-28128
                                                 -------

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

                Class                             Outstanding at March 31, 2002
------------------------------------              -----------------------------
    Common Stock, par value                             6,084,379 Shares
        $.001 per share

         Transitional Small Business Format (check one);  Yes        No  X
                                                              ---       ---

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended March 31, 2002.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 2001.

         The results reflected for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year.

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  December 31,    March 31,
                                                                                      2001           2002
                                                                                      ----           ----

                                              ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                                  $1,609,236     $1,536,806
          Accounts receivable                                                           237,546        264,235
          Income tax receivable                                                                          7,000
          Inventory                                                                   3,356,578      3,298,486
          Prepaid expenses                                                              306,869        374,017
                                                                                        -------        -------

                  TOTAL CURRENT ASSETS                                                5,510,229      5,480,544
                                                                                      ---------      ---------

PROPERTY AND EQUIPMENT, NET                                                           2,021,952      1,956,750
                                                                                      ---------      ---------

OTHER ASSETS
          Deposits                                                                       79,392         80,950
          Patents and trademarks, net                                                       533            344
                                                                                            ---            ---
                                                                                          7,925         81,294
                                                                                     $7,612,106     $7,518,588

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
          Current portion of long tern debt                                             $11,062        $11,372
          Accounts payable and accrued expenses                                        $213,860        193,662
          Income taxes payable                                                           47,760          1,599
                                                                                         ------          -----
                        TOTAL CURRENT LIABILITIES                                       272,682        206,633
                                                                                        -------        -------

LONG TERM DEBT

          Mortgage Payable                                                              452,963        449,993
          Deferred Income taxes                                                         165,871        165,871
                                                                                        -------        -------
                                                                                        618,834        615,864

                    TOTAL LIABILITIES                                                   891,516        822,497
                                                                                        -------        -------

STOCKHOLDERS' EQUITY
          Common stock-authorized 30,000,000 shares,
              $.001 par value, issued and outstanding
               6,146,446 shares in 2001 and 2002                                          6,147          6,147
          Additional paid in capital                                                  3,914,509      3,914,509
          Retained earnings                                                           2,883,942      2,859,443
          Less treasury stock at cost
               (62,067 shares in 2001 and 2002)                                        (84,008)       (84,008)
                                                                                       --------       --------
                                                                                      6,720,590      6,696,091
                                                                                     $7,612,106     $7,518,588

     See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002



                                                                                      2001           2002
                                                                                      ----           ----


REVENUES                                                                             $2,207,445     $2,367,623

COST OF GOODS SOLD                                                                      690,442        747,858
                                                                                  ----------------------------
GROSS PROFITS                                                                         1,517,003      1,619,765
                                                                                      ---------      ---------

EXPENSES
              SELLING, GENERAL AND ADMINISTRATION                                     1,451,900      1,532,072
              DEPRECIATION AND AMORTIZATION                                             113,250        108,813
              INTEREST EXPENSE                                                           14,228         10,379
                                                                                  ----------------------------
                                                                                      1,579,378      1,651,264
                                                                                  ----------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                                      (62,375)       (31,499)

PROVISION FOR INCOME TAXES                                                             (16,000)        (7,000)
                                                                                  ----------------------------
NET INCOME (LOSS)                                                                      (46,375)       (24,499)
                                                                                       ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                   6,146,446      6,146,446
                                                                                       ========       ========

BASIC AND DILUTED       INCOME PER SHARSHARE                                            ($0.01)        ($0.00)
                                                                                       ========       ========










      See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

                                                                                      2001           2002
                                                                                      ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                                  ($46,375)      ($24,499)
          Adjustments to reconcile net income
              to net cash provided by (used in)
             operating activities:
                      Depreciation and amortization                                     113,251        108,813
                      Abandonment of property and equipment                                   0              0
                      Changes in operating assets and liabilities:
                        (Increase) Decrease in:
                          Accounts receivable                                           (5,794)       (26,689)
                          Inventory                                                     114,302         58,092
                          Prepaid expenses                                               11,952       (67,148)
                        Income tax receivable                                          (16,000)        (7,000)
                        Increase (Decrease in):
                          Accounts payable and accrued expenses                        (39,540)       (20,198)
                          Income taxes payable                                                0       (46,161)
                                                                                  -------------  -------------
NET CASH PROVIDED BY OPERATIONS                                                         131,796       (24,790)
                                                                                  -------------  -------------
CASH FLOW FROM INVESTING ACTIVITIES
          Purchase of property and equipment                                           (97,531)       (43,610)
          Other assets                                                                      (9)        (1,370)
                                                                                  -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (97,540)       (44,980)
                                                                                  -------------  -------------
CASH FLOW FROM FINANCING ACTIVITIES
          Mortgage Payable                                                              (3,156)        (2,660)
                                                                                  -------------  -------------
NET CASH USED IN FINANCING ACTIVITIES                                                   (3,156)        (2,660)
                                                                                  -------------  -------------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                      31,100       (72,430)

CASH AND CASH EQUIVALENT BALANCE,
          Beginning of period                                                         1,899,722      1,609,236
                                                                                  -------------  -------------
CASH AND CASH EQUIVALENT BALANCE,
          End of period                                                              $1,930,822     $1,536,806
                                                                                      =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Interest Paid                                                                 $14,228        $10,379
                                                                                      =========      =========
          Income taxes paid                                                                  $0        $46,161
                                                                                      =========      =========


     See Accompanying Notes to Consolidated Condensed Financial Statements

ELEGANT ILLUSIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.       COMMENTS

         The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of Elegant Illusion, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 2001 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Results of Operations

         Sales for the quarter ended March 31, 2002 increased $160,178 or 7.3% when compared to the quarter ended March 31, 2001.

         As of March 31, 2001, we operated 26 retail locations and as of March 31, 2002, we operated 24 retail locations.

         Costs of goods sold as a percentage of revenues increased from 31.3% in the quarter ended March 31, 2001 to 31.6% in the quarter ended March 31, 2002.

         During the quarter ended March 31, 2002, selling, general and administrative expenses increased when compared to the first quarter of 2001 by $80,172, or approximately 5.5%. We believe that this increase in expenses was the result of the creation of a position for an additional traveling manager which increased payroll costs, increased rent costs and increased purchases of supplies over the first quarter of 2001 and an increase in executive compensation. As a percentage of sales, selling, general and administrative expenses decreased from approximately 65.8% during the first quarter of 2001 to approximately 64.7% during the first quarter of 2002.

Revenues Same Store Locations.

         As of March 31, 2001, we operated 23 locations that were also in operation at March 31, 2002: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Salt Lake City, one in Branson, one in Laughlin, one in Gilroy, two in St Croix, one in St Thomas, one in Birch Run, , one in Maui, one in Michigan City, one in Orlando and one in Miromar. Revenues from these locations for the quarter ended March 31, 2002, increased approximately 8.7% from the same period in 2001.

         Inventory Turnover Ratios

         During the first quarter of 2002, we maintained an inventory that provided a turnover ratio of 0.90.

         We believe that our current inventory turnover ratio of 0.90 is appropriate for our plan of operation, including maintaining our strategy of replacing inventory sold at our retail locations within a 2-3 day time frame. We review items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the first quarter of 2001 was 0.98.

Liquidity and Capital Resources

         As of March 31, 2002, we had $ 1,536,806 in cash and cash equivalents, down $72,430 from December 31, 2001, and our current assets exceeded our current liabilities by $5,273,912, up $36,365 from December 31, 2001.

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

         Our primary anticipated capital expenditures during the remainder of fiscal 2002 include:

         o opening a store (copy jewelry, fine jewelry and fine art) in The Shops at Wailea, Maui, Hawaii in May 2002;
         o possibly increasing inventory to accommodate supplying potential licensees;
         o        possibly  opening  one to  three  more  fine art  and/or  copy jewelry stores;
         o        possibly acquiring real estate to house new stores; and
         o        possibly   acquiring  a  building   to  house  our   Corporate
                  facilities.

         We believe that we have sufficient capital reserves for all of the foregoing activities except, possibly, for the purchase of real estate. We most likely will mortgage some or all of the real estate that we acquire.

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


                             ELEGANT ILLUSIONS, INC.




Dated: May 7, 2002           s/James Cardinal
                             ----------------------------------------

                             James Cardinal, Chief Executive Officer





                             s/Tamara Gear
                             ----------------------------------------

                             Tamara Gear, Treasurer