Form 10QSB
period 2002-06-30
ELEGANT ILLUSIONS INC /DE/
filed 2002-08-13
CIK 854941

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from -------- to ---------


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

                Class                               Outstanding at June 30, 2002
------------------------------------               ----------------------------
  Common Stock, par value                                  6,084,379 Shares
       $.001 per share

         Transitional Small Business Format (check one);  Yes        No  X
                                                              ---       ---

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and six months ended June 30, 2002.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended December 31, 2001.

         The results reflected for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year.

ELEGANT ILLUSIONS, INC AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS

                                                                         December 31,              June 30,
                                                                             2001                    2002
                                                                             ----                    ----
                           ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                      $1,609,236                $1,373,681
         Accounts receivable                                               237,546                   187,186
         Inventory                                                       3,356,578                 3,751,246
         Prepaid Expenses                                                  306,869                   264,466
                                                                           -------                   -------

             TOTAL CURRENT ASSETS                                        5,510,229                 5,576,580
                                                                         ---------                 ---------


PROPERTY AND EQUIPMENT, NET                                              2,021,952                 1,919,358
                                                                         ---------                 ---------

OTHER ASSETS
         Deposits                                                           79,392                    81,647
         Patents and trademarks, net                                           533                       154
                                                                               ---                       ---
                                                                            79,925                    81,801
                                                                            ------                    ------
                                                                        $7,612,106                $7,577,739
                                                                        ==========                ==========

             LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
         Current portion of long term debt                                 $11,062                   $11,567
         Accounts payable and accrued expenses                             213,860                   143,359
         Income taxes payable                                               47,760                     3,495
                                                                            ------                     -----
TOTAL CURRENT LIABILITIES                                                  272,682                   158,420
                                                                           -------                   -------

LONG TERM DEBT
         Mortgage payable                                                  452,963                   447,309
         Deferred income taxes                                             165,871                   165,871
                                                                           618,834                   613,180
                                                                           -------                   -------

                  TOTAL LIABILITES                                         891,516                   771,600
                                                                           -------                   -------

STOCKHOLDERS' EQUITY
         Common stock-authorized 30,000,000 shares,
                  $.001 per value, issued and outstanding
                  6,146,446 shares in 2001 and 2002                          6,147                     6,147
         Additional paid in capital                                      3,914,509                 3,914,509
         Retained earnings                                               2,883,942                 2,969,491
         Less treasury stock at cost (62,067 shares in
                  2001 and 2002)                                           (84,008)                  (84,008)
                                                                          --------                   --------
                                                                         6,720,590                 6,806,138
                                                                        ----------                ----------
                                                                        $7,612,106                $7,577,739
                                                                        ==========                ==========



           See Accompanying Notes to Consolidated Financial Statements

ELEGANT ILLUSIONS, INC AND SUBSIDARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002


                                                                          2001                       2002

REVENUES                                                               $4,524,906                $4,858,127

COST OF GOODS SOLD                                                      1,390,141                 1,433,379
                                                                      -----------               -----------

GROSS PROFITS                                                           3,134,765                 3,424,748
                                                                      -----------               -----------
EXPENSES
         SELLING, GENERAL AND ADMINISTRATION                            2,888,242                 3,041,161
         DEPRECIATION, AND AMORTIZATION                                   228,615                   223,111
         INTEREST EXPENSE                                                  24,862                    20,928
                                                                    -------------             -------------
                                                                        3,141,719                 3,285,200
                                                                      -----------                ----------


INCOME BEFORE INCOME TAXES                                                 (6,954)                  139,548

PROVISION FOR INCOME TAXES                                                 (3,000)                   54,000
                                                                    -------------               -----------
NET INCOME                                                                ($3,954)                  $85,548
                                                                    =============               ===========









WEIGHTED AVERAGE SHARES OUTSTANDING                                     6,084,379                 6,084,379
                                                                      ===========               ===========

BASIC AND DILUTED INCOME PER SHARE                                         ($0.00)                    $0.01
                                                                         ========                   =======












                  See Accompanying Notes to Consolidated Financial Statements

                     ELEGANT ILLUSIONS, INC AND SUBSIDARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002


                                                                          2001                   2002

REVENUES                                                               $2,317,461                $2,490,504

COST OF GOODS SOLD                                                        699,699                   685,521
                                                                     ------------              ------------

GROSS PROFITS                                                           1,617,762                 1,804,983

EXPENSES
         SELLING, GENERAL AND ADMINISTRATION                            1,438,457                 1,509,089
         DEPRECIATION, AND AMORTIZATION                                   113,250                   114,299
         INTEREST EXPENSE                                                  10,634                    10,549
                                                                     ------------               -----------
                                                                        1,562,341                 1,633,936
                                                                     ------------               -----------


INCOME BEFORE INCOME TAXES                                                 55,421                   171,047

PROVISION FOR INCOME TAXES                                                 13,000                    61,000
                                                                      -----------              ------------
NET INCOME                                                                $42,421                  $110,047
                                                                      ===========              ============









WEIGHTED AVERAGE SHARES OUTSTANDING                                     6,084,467                 6,084,467
                                                                      ===========               ===========

BASIC AND DILUTED INCOME PER SHARE                                          $0.01                     $0.02
                                                                        =========                   =======


                  See Accompanying Notes to Consolidated Financial Statements




                     ELEGANT ILLUSIONS, INC AND SUBSIDARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002



                                                                                            2001                       2002

CASH FLOWS FROM OPERATING ACTIVITIES
                  Net income                                                                  ($3,954)                  $85,548
                  Adjustments to reconcile net income
                    To net cash provided by (used in)
                    operating activities
                           Depreciation and amortization                                      228,616                   223,111
                           Abandonment of property and equipment
                           Changes in operating assets and liabilities
                            (Increase) Decrease in :
                           Accounts receivable                                                 32,935                    50,360
                           Inventory                                                          (65,204)                 (394,668)
                           Prepaid expenses                                                    72,181                    42,403
                           Income tax receivable                                               (3,000)
                            Increase (Decrease in)
                           Accounts payable and accrued expenses                              (16,554)                  (70,051)
                           Income taxes payable                                                     0                   (44,265)
                                                                                        -------------              ------------

NET CASH PROVIDED BY OPERATIONS                                                               245,020                  (105,665)
                                                                                        -------------              ------------
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                           (152,672)                 (122,865)
Other assets                                                                                     (672)                   (1,876)
                                                                                        -------------              -------------

NET CASH USED IN INVESTING ACTIVITIES                                                        (153,344)                 (124,741)
                                                                                        -------------              -------------
CASH FLOW FROM FINANCING ACTIVITIES
                  Mortgages payable                                                            (5,560)                   (5,149)
                                                                                         ------------              -------------

NET CASH USED IN FINANCING ACTIVITIES                                                          (5,560)                   (5,149)
                                                                                          ------------             -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      86,116                  (235,555)

CASH AND CASH EQUIVALENT BALANCE
Beginning of period                                                                         1,899,722                 1,609,236
                                                                                           ----------                ----------
CASH AND CASH EQUIVALENT BALANCE
                  End of Period                                                            $1,985,838                $1,373,681
                                                                                           ==========                ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE
                  Interest Paid                                                               $24,862                   $20,928
                  Income taxes paid                                                                $0                   $98,265


                  See Accompanying Notes to Consolidated Financial Statements


ELLEGANT ILLUSIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.       COMMENTS

         The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of Elegant Illusions, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 2001 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Results of Operations

         Sales for the quarter ended June 30, 2002 increased $173,043 or approximately 7.5% when compared to the quarter ended June 30, 2001. Sales for the six months ended June 30, 2002 increased $333,221 or approximately 7.4% when compared to the six months ended June 30, 2002.

         We believe that the increase in sales during the three and six month periods ended June 30, 2002 over the corresponding periods in the prior fiscal year was due primarily to an increase in same store sales (see "Revenues Same Store Locations" below).

         We believe that the increase in sales during the three and six months ended June 30, 2002 also resulted from the opening of the Sarasota Gallery (October 2001) and Elegant Illusions Gallery, Shops at Wailea, Hawaii (May 25,
2002). We note that sales increased even though two locations (Salt Lake City, Utah and Grapevine Mills, Texas) which were open for the full first and second quarters of fiscal 2001 were closed for the full second quarter of fiscal 2002.

         As of June 30, 2001, we operated 24 retail locations and as of June 30, 2002, we operated 25 retail locations. We opened our Sarasota Gallery in October 2001 and our Elegant Illusions Gallery, Shops at Wailea, Hawaii on May 25, 2002 and we closed our Salt Lake City store in August 2001.

         Costs of goods sold as a percentage of revenues decreased from 30.2% during the quarter ended June 30, 2001 to 27.5% during the quarter ended June 30, 2002. We believe that this decrease during the three month periods was due to increased retail prices and more efficiency in production of goods.

         Costs of goods sold as a percentage of revenues decreased from 30.7% during the six months ended June 30, 2001 to 29.5% during the six months ended June 30, 2002. We believe that the decrease during the six month period was due to increased retail prices and more efficiency in production of goods.

         During the quarter ended June 30, 2002, selling, general and administrative expenses increased when compared to the second quarter of 2001 by $70,632, or approximately 4.9%. We believe that this increase in expenses was the result of costs associated with the increase in revenues of $173,043. As a percentage of sales, selling, general and administrative expenses decreased from approximately 62.1% during the second quarter of 2001 to approximately 60.6% during the second quarter of 2002.

         During the six months ended June 30, 2002, selling, general and administrative expenses increased when compared to the six months ended June 30, 2001 by $152,919, or approximately 5.3%. We believe that this increase in expenses was the result of the creation of a position for an additional traveling manager which increased payroll costs, increased rent costs and increased purchases of supplies over the first quarter of 2001, an increase in executive compensation and costs associated with the increase in revenues of $333,221. As a percentage of sales, selling, general and administrative expenses decreased slightly from approximately 63.8% during the first six months of 2001 to approximately 62.6% during the first six months of 2002.

Revenues Same Store Locations.

         As of June 30, 2002, we operated 23 locations that were also in operation at June 30, 2001: two in New Orleans, three in Monterey, one in Sacramento, one in San Diego, one in Santa Barbara, two in San Francisco, one in Palm Springs, one in Branson, one in Laughlin, one in Gilroy, two in St Croix, one in St Thomas, one in Birch Run, one in Maui, one in Michigan City, one in Orlando, one in Miromar and one in Vail. Revenues from these locations for the quarter ended June 30, 2002, increased approximately 9.8% from the same period in 2001. Revenues from these locations for the six months ended June 30, 2002, increased approximately 10.3% from the same period in 2001.

Inventory Turnover Ratios

         During the first and second quarters of 2002, we maintained an inventory that provided a turnover ratio of 0.78.

         We believe that our current inventory turnover ratio of 0.78 is appropriate for our plan of operation, including maintaining our strategy of replacing inventory sold at our retail locations within a 2-3 day time frame and having a sufficient reserve should normal business be disrupted by events similar to September 11, 2001. We review items on hand, on a regular basis, to determine slow moving items, then discount the price of those items so they are sold at prices that still generate a positive gross margin. The inventory turnover ratio for the second quarter of 2001 was 0.98.

Liquidity and Capital Resources

         As of June 30, 2002, we had $1,373,681 in cash and cash equivalents down $235,555 from December 31, 2001 and down $163,125 from March 31, 2002. Current assets exceeded our current liabilities by $5,418,160 up $180,613 from December 31, 2001.

         We are licensing our Elegant Illusions trade name to permit others to feature Elegant Illusions brand copy jewelry. We are structuring these transactions in a manner that management believes will not require registration under current franchising laws. In this regard, we have one licensee whose store is operating under its own trade name in Pennsylvania.

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

                           None.

Item 5.  Other Information

                           None.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.Reports on Form 8-K during the quarter ended June 30, 2002.

                           None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ELEGANT ILLUSIONS, INC.



Dated: August  9, 2002
                                        ----------------------------------------
                                        James Cardinal, Chief Executive Officer




                                        --------------------------------------
                                        Tamara Gear, Treasurer